Form 10QSB
period 2003-12-31
MONUMENTAL MARKETING INC
filed 2004-09-17
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003
                ------------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 19, 2004 1,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,       September 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            2,000  $            1,900
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31, 2003
    and September 30, 2003                                                                1,000               1,000
  Paid-In Capital                                                                         1,881               1,881
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                    (3,806)             (3,706)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,000)             (1,900)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================














                             See accompanying notes

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Cumulative
                                                                        since October
                                                                          20, 1999
                                                                          Inception
                                   For the three months ended                of
                                          December 31,                   development
                              -------------------------------------
                                     2003               2002                stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:                                    100                100               3,806
                              ------------------  -----------------   -----------------

     Net Loss                 $             (100) $            (100)  $          (3,806)
                              ==================  =================   =================

Basic &
Diluted loss
 per share                    $                -  $               -
                              ==================  =================





















                             See accompanying notes

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                               For the three months ended           Inception of
                                                                      December 31,                  Development
                                                          -------------------------------------
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $            (100) $             (100) $           (3,806)
Increase (Decrease) in Accounts Payable                                 100                 100               2,000
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -              (1,806)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                        -                   -               1,806
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -               1,806
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                             See accompanying notes

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of December 31, 2003 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company ceased all operating activities during the period from September 16, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of December 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the three months ended December 31, 2003
BASIC LOSS PER SHARE
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
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2003 and 2002 and are thus not considered.

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,800 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of December 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PLAN OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended December 31, 2003 or 2002 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended December 31, 2003 or 2002 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $100 for the three month period ended December 31, 2003 and $100 for the same period in 2002.

CAPITAL RESOURCES AND LIQUIDITY

         At December 31, 2003, the Company had total current assets of $0.00 and total assets of $0.00 as compared to $0.00 current assets and $0.00 total assets at September 30, 2003. The Company had a net working capital deficit of $2,000 at December 31, 2003 and $1,900 at September 30, 2003.

         Net stockholders' deficit in the Company was $2,000 as of December 31, 2003 and $1,900 at September 30, 2003.

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