Form 10QSB
period 2004-06-30
MONUMENTAL MARKETING INC
filed 2005-08-30
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

                            (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            EXCHANGE ACT

                   For the transition period from to
                    Commission file number 000-28769

                        Monumental Marketing, Inc.
    (Exact name of small business issuer as specified in its charter)

                                    Nevada
       (State or other jurisdiction of incorporation or organization)

                                 20-2393338
                      (IRS Employer Identification No.)


                55 Union Road, Suite 203; Spring Valley, NY 10977
                   (Address of principal executive offices)

                               (845) 425-0077
                          Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2004 1,000,000

Transitional Small Business Disclosure Format (check one). Yes ; No X

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of June 30, 2004                                  3

     Statement of Operations for the Nine Months
       ended June 30, 2004 and 2003                                     4

     Statement of Cash Flows for the Nine Months ended
       June 30, 2004 and 2003                                           5

     Notes to Financial Statements                                   6- 8

   Item 2.  Business                                                 9-10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         10

   Item 2.   Changes in Securities                                     10

   Item 3.   Defaults upon Senior Securities                           10

   Item 4.   Submission of Matter to a Vote of Security Holders        10

   Item 5.   Other Information                                         10

   Item 6.   Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                             11

                                   Page Two

PART I


ITEM 1. FINANCIAL STATEMENTS

                                       MONUMENTAL MARKETING, INC.
                                     (A Development Stage Company)
                                            BALANCE SHEETS
                                             (Unaudited)


                                                            June 30, 2004    September 30, 2003
                                                         ------------------  ------------------
Assets:                                                  $                -  $                -
                                                         ------------------  ------------------
                                                         ------------------  ------------------

Liabilities - Accounts Payable                           $            2,000  $            1,900
                                                         ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2004
    and September 30, 2003                                            1,000               1,000
  Paid-In Capital                                                     1,881               1,881
  Retained Deficit                                                   (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                (3,806)             (3,706)
                                                         ------------------  ------------------

     Total Stockholders' Equity                                      (2,000)             (1,900)
                                                         ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                              $                -  $                -
                                                         ------------------  ------------------
                                                         ------------------  ------------------

                                See accompanying notes to financial statements.

                                                 Page Three

                                       MONUMENTAL MARKETING, INC.
                                     (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                                           Cumulative since
                                                                                           October 20, 1999
                                                              For the Nine Months            Inception of
                                                                ended June 30,                Development
                                                 -----------------  -----------------
                                                        2004               2003                  Stage
                                                 -----------------  -----------------   ------------------

Revenues:                                        $               -  $               -   $                -

Expenses:                                                        -                  -                3,806
                                                 -----------------  -----------------   ------------------

     Net Loss                                    $               -  $               -   $           (3,806)
                                                 -----------------  -----------------   ------------------
                                                 -----------------  -----------------   ------------------

Basic &
Diluted loss
 per share                                      $                -  $               -   $                -
                                                 -----------------  -----------------   ------------------
                                                 -----------------  -----------------   ------------------



                                   See accompanying notes to financial statements.

                                                    Page Four

                                            MONUMENTAL MARKETING, INC.
                                          (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                           Cumulative since
                                                                                           October 20, 1999
                                                              For the Nine Months            Inception of
                                                                ended June 30,                Development
                                                 -----------------  -----------------
                                                        2004              2003                   Stage
                                                 -----------------  -----------------   ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                         $            (100) $            (100)  $           (3,806)
Increase (Decrease) in Accounts Payable                        100                100                2,000
                                                 -----------------  -----------------   ------------------
  Net Cash Used in operating activities                          -                  -               (1,806)
                                                 -----------------  -----------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                        -                  -                    -
                                                 -----------------  -----------------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                               -                  -                1,806
                                                 -----------------  -----------------   ------------------
Net Cash Provided by
  Financing Activities                                           -                  -                1,806
                                                 -----------------  -----------------   ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                      -                  -                    -
Cash and Cash Equivalents
  at Beginning of Period                                         -                  -                    -
                                                 -----------------  -----------------   ------------------
Cash and Cash Equivalents
  at End of Period                               $               -  $               -   $                -
                                                 -----------------  -----------------   ------------------
                                                 -----------------  -----------------   ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                       $               -  $               -   $                -
  Franchise and income taxe                      $               -  $               -   $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None




                                See accompanying notes to financial statements.

                                                 Page Five

                          MONUMENTAL MARKETING, INC.
                        (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                (Unaudited)

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


Interim Reporting

The unaudited financial statements as of June 30, 2004 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.


Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company ceased all operating activities during the period from September 16, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.


Nature of Business

The Company has no products or services as of June 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                                   Page Six

                          MONUMENTAL MARKETING, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (continued)
                                (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                Income            Shares             Per-Share
                             (Numerator)       (Denominator)           Amount
                                For the Nine Months ended June 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders  $         -          1,000,000        $         -
                             -----------        -----------        -----------
                             -----------        -----------        -----------

                                For the Nine Months ended June 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders  $         -          1,000,000        $         -
                             -----------        -----------        -----------
                             -----------        -----------        -----------


                                For the Nine Months ended June 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders  $      (100)         1,000,000        $         -
                             -----------        -----------        -----------
                             -----------        -----------        -----------


                                For the Nine Months ended June 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders  $     (100)         1,000,000         $         -
                             -----------        -----------        -----------
                             -----------        -----------        -----------


The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2004 and 2003 and are thus not considered.


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.
                                  Page Seven

                          MONUMENTAL MARKETING, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (continued)
                                (Unaudited)

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


NOTE 2 - INCOME TAXES

As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,800 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

As of June 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                 Page Eight

                         MONUMENTAL MARKETING, INC.
                       (A Development Stage Company)


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


PLAN OF OPERATIONS

The Company had no sales or sales revenues for the nine months ended June 30, 2004 or 2003 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the nine months ended June 30, 2004 or 2003 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $0.00 for the three month period ended June 30, 2004 and $0.00 for the same period in 2003.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2004, the Company had total current assets of $0 and total assets of $0 as compared to $0.00 current assets and $0.00 total assets at September 30, 2003. The Company had a net working capital deficit of $2,000 at September 30, 2004 and $1,900 at September 30, 2003.

Net stockholders' deficit in the Company was $2,000 as of March 31, 2004 and $1,900 at September 30, 2003.

                                Page Nine

                        MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5. OTHER INFORMATION

None.

                               Page Ten

                      MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

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

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of June, 2005.

Monumental Marketing, Inc.



/s/ Haim Karo
Haim Karo
President/ and Director

June 14, 2005