Form 10QSB
period 2004-09-30
MONUMENTAL MARKETING INC
filed 2006-03-17
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-KSB

                              (MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For Fiscal Year Ended: September 30, 2004

                              OR

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

                      20 Robert Pitt Drive, Suite 214
                           Monsey, New York 10952
     (Address of principal United States executive offices and Zip Code)

                               845-425-0077
        (Registrant's telephone number, including area code)

                         7 Abba Hillel Street
                         Beit Silver, 15th Floor
                             Ramat-Gan, 52522
                                Israel
      (Address of principal foreign executive offices and Zip Code)

                          55 Union Road, Suite 203
                          Spring Valley, NY 10977
    (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Act: NONE

         Securities registered under Section 12(g) of the Act:

                      Common Stock, par value $.001
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for Such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

Check if the company is a shell company as specified by the rule. [X]

At March 13, 2006, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of March 13, 2006, was as follows: Common Stock $.001 par value, 25,499,999 shares.

Total revenues for fiscal year ended September 30, 2004: $0

At January 6, 2006, the number of shares of common stock outstanding was 25,499,999.

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

                            TABLE OF CONTENTS

Item Number and Caption                                                Page

PART I

Item 1.     Description of Business.......................................3

Item 2.     Description of Property.......................................4

Item 3.     Legal Proceedings.............................................4

Item 4.     Submission of Matters to a Vote of Security Holders...........4


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......4

Item 6.     Management's Discussion and Analysis or Plan of Operations....4

Item 7.     Financial Statements..........................................7

Item 8.     Changes in and Disagreements With Accountants on Accounting
            And Financial Disclosure......................................7


PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act....8

Item 10.    Executive Compensation........................................9

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management....................................................9

Item 12.    Certain Relationships and Related Transactions................9

Item 13.    Exhibits and Reports on Form 8-K.............................10

Item 14.    Controls and Procedures......................................11

Item 15.    Principal Accountant Fees and Services.......................11

            Signatures...................................................12

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

The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No person has had any material discussions with any other company with respect to any acquisition of that company as at September 30, 2004.

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

RESULTS OF OPERATIONS - During the period from October 20, 1999 through September 30, 2004, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will not be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

SUBSEQUENT EVENTS

Current management is causing to be prepared for filing such reports as are required to bring the Company into compliance with its regulatory reporting obligations. In some instances the delinquent reports address time periods under the former management of the Company. Current management is therefore relying on information provided by the former management with the collective intention of disclosing an accurate picture of the status of the Company for the pertinent period of each report. Subsequent to the date of this report. On June 13, 2005, the Company redomiciled in Nevada. During this process, Haim Karo became President, Secretary and Director and Raanan Alergand became Treasurer and Director.

On June 20, 2005 the Company completed a private placement of 19,999,999 shares of common stock to twenty-four accredited investors for total proceeds of $10,000. The Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The investors in the private placement confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. Neither the Company nor any person acting on its behalf used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available. The Company opened offices in Israel and established an Israeli subsidiary. In August, the company published its business plan and identified the technology that it wished to acquire. The Company has not acquired the intellectual property rights identified in its business plan. The Company is still in negotiation for these rights. On September 7, 2005 the Company completed a private placement of 500,000 shares of common stock to five accredited investors for total proceeds of $500,000. The Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The investors in the private placement confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. Neither the Company nor any person acting on its behalf used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available.

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


ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 on page 10 for a list of the financial statements and financial statement schedules included.


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

                               PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The current officers and directors started their service on April 30, 2005. The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME    AGE          OFFICE                       TERM EXPIRES
Haim Karo           41  President, Secretary and Director   April 30, 2006
Raanan Alergand     40  Treasurer and Director              April 30, 2006

Haim Karo: Prior to his current with Monumental Marketing, Mr. Karo was a Strategic Consultant to multiple companies and organizations including The Green Party regarding 2004 municipal elections; The Azrielli Property Management, the largest shopping mall center operators in Israel and Cinema City, the largest theater/movie complex in Israel

Raanan Alergand: Mr. Alergand, before becoming the CFO of Monumental Marketing April of 2005, was CFO of Rostam, which engages in the development, production, sale and marketing of feminine hygiene products internationally. Prior to that he was the CFO of Espro Information Technologies LTD, a High Tech company in the field of information systems for culture and tourist visitors centers.

CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2004 and may continue to exist between the Company and its sole officer and director due to the fact that he has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements,
(ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

None of the executive officer's annual salary and bonus exceeded $60,000 during any of the Company's last two fiscal years.

There are currently no agreements with members of management as to employment or compensation.

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock of the Company as of September 30, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS
OF BENEFICIAL OWNERS /        NATURE OF            SHARES
DIRECTORS                     OWNERSHIP             OWNED        PERCENT
----------------------------------------------------------------------------
K C Quintana                Common Stock          4,000,000         80%
Officers and Directors      Common Stock              -0-            0%
As a Group (one)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with organizing the Company, on September 16, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On October 20, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. In June 2005, the outstanding shares were forward split 5:1 resulting a total of 5,000,00 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933,
Mr. Quintana may be deemed to be a promoter of the Company.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets
  September 30, 2004 and 2003                                        F - 2

Statements of Operations for the
  Years Ended September 30, 2004 and 2003                            F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2004          F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2004 and 2003                            F - 5

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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2004 and 2003:

           Service                          2003           2002
-------------------------               -----------     -----------
Audit Fees                              $         -     $         -
Audit-Related Fees                                -               -
Tax Fees                                          -               -
All Other Fees                                    -               -
                                        -----------     -----------
Total                                   $         -     $         -
                                        -----------     -----------
                                        -----------     -----------

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.



SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

MONUMENTAL MARKETING, INC.



Dated: March 16, 2006

By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President

                         MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2004 AND 2003

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets
  September 30, 2004 and 2003.........................................F - 2

Statements of Operations for the
  Years Ended September 30, 2004 and 2003.............................F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2004...........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2004 and 2003.............................F - 5

Notes to Financial Statements.........................................F - 6

                        MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                     INDEPENDENT AUDITOR'S REPORT
                      SEPTEMBER 30, 2004 AND 2003

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558



         Report of Independent Registered Public Accounting Firm


Board of Directors
Monumental Marketing, Inc.

We have audited the accompanying balance sheets of Monumental Marketing, Inc. as of September 30, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the one year in the period ended September 30, 2004 and for the period from September 16, 1997 (Inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2004, and the results of its operations and its cash flows for the one year in the period ended September 30, 2004 and the period from September 30, 1997 (Inception) through September 30, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
September 25, 2005

                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                         September 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


Liabilities - Accounts Payable                                               $            2,000  $            1,900
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 5,000,000 Shares at September 30,
    2004 and 2003                                                                         5,000               5,000
  Paid-In Capital                                                                           -0-                 -0-
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                    (5,925)             (5,825)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,000)             (1,900)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                      since
                                                                                   October 20,
                                                                                      1999
                                                 For the year ended               inception of
                                                    September 30,                  development
                                        -------------------------------------
                                               2004               2003                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                              100                100               3,806
                                        ------------------  -----------------   -----------------

     Net Loss                           $             (100) $            (100)  $          (3,806)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

Basic & Diluted loss per share          $                -  $               -
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

                      The accompanying notes are an integral part of these financial statements.


                                    MONUMENTAL MARKETING, INC.
                                  (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 16, 1997
(inception)                                               -  $           - $           -  $            - $               -
Net Loss                                                  -              -             -          (1,025)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1997                             -              -             -          (1,025)                -

November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1998                     1,000,000          1,000             -          (1,050)                -

Capital contributed by shareholder                        -              -            75               -                 -
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 1999                     1,000,000          1,000            75          (1,075)                -

Capital contributed by shareholder                        -              -         1,448               -                 -
Net Loss                                                  -              -             -               -            (1,756)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2000                     1,000,000          1,000         1,523          (1,075)           (1,756)
Capital contributed by shareholder                        -              -           358               -                 -
Net Loss                                                  -              -             -               -            (1,750)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2001                     1,000,000          1,000         1,881          (1,075)           (3,506)
Net Loss                                                  -              -             -               -              (100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2002                     1,000,000          1,000         1,881          (1,075)           (3,606)
Net Loss                                                  -              -             -               -              (100)

Balance at September 30, 2003                     5,000,000          5,000           -0-          (1,075)           (5,825)
Net Loss                                                  -              -             -               -              (100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at September 30, 2004                     1,000,000  $       1,000  $      1,881   $      (1,075) $         (5,925)
                                             ---------------  -------------  ------------   -------------  ----------------
                                             ---------------  -------------  ------------   -------------  ----------------


                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                   For the years ended              Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $            (100) $             (100) $           (5,906)
Increase (Decrease) in Accounts Payable                                 100                 100               2,000
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -              (3,906)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                        -                   -               3,906
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -               3,906
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                      The accompanying notes are an integral part of these financial statements.


                        MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $100 and $100 for the year ended September 30, 2004 and 2003 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

The Company has no products or services as of September 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                      MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                               (Continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

                                   For the year ended September 30, 2004
Basic Loss per Share
Loss to common shareholders    $      (100)       5,000,000     $          -
                                -----------     -----------      -----------
                                -----------     -----------      -----------


                                    For the year ended September 30, 2003
Basic Loss per Share
Loss to common shareholders    $      (100)       5,000,000     $          -
                                -----------     -----------      -----------
                                -----------     -----------      -----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2004 and 2003 and are thus not considered.

                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                               (Continued)

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


NOTE 5 - COMMITMENTS

As of September 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - SUBSEQUENT EVENTS

In June 2005, the Company authorized a 5:1 forward split resulting in 5,000,000 shares of common stock being outstanding. On June 20, 2005 the Company completed a private placement of 19,999,999 shares of common stock to twenty-four accredited investors for total proceeds of $10,000. The Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. On September 7, 2005 the Company completed a private placement of 500,000 shares of common stock to five accredited investors for total proceeds of $500,000. The Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.