Form 10QSB/A
period 2004-09-30
MONUMENTAL MARKETING INC
filed 2006-03-23
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB/A


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

On March 17, 2006 the company's 10KSB for September 30, 2004 was incorrectly filed as Form Type 10QSB. When the error was discovered, research was conducted for the purpose of rectifying the error.

As a result of the research the following steps were taken:
On March 23, 2006 the 10KSB for September 30, 2004 was filed correctly on Form Type 10KSB.
Also on March 23, 2006, this 10QSB/A was filed to explain and correct the 10QSB previously filed in error.


Dated: March 23, 2006

By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President