Form 10QSB
period 2004-12-31
MONUMENTAL MARKETING INC
filed 2006-04-11
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2004


       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to


                           Monumental Marketing, Inc.
                      (Exact name of small business issuer as
                            specified in its charter)

                                     Nevada
                  (State or other jurisdiction of incorporation)

                                   000-28769
                             (Commission File Number)

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

     (Former name or former address, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's classes of common equity, as of the latest practical date:
                        April 10, 2006, 25,499,999

         Transitional Small Business Disclosure Format (check one).
         Yes[ ]  No  [X]

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Auditor's Review                                                   3

     Balance Sheet as of December 31, 2004 and September 30, 2004       4

     Statement of Operations for the Three Months
       ended December 31, 2004 and 2003                                 5

     Statement of Cash Flows for the Three Months ended
       December 31, 2004 and 2003                                       6

     Notes to Financial Statements                                   7- 9

   Item 2.  Business                                                10-11


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         11

   Item 2.   Changes in Securities                                     11

   Item 3.   Defaults upon Senior Securities                           11

   Item 4.   Submission of Matter to a Vote of Security Holders        11

   Item 5.   Other Information                                         11

   Item 6.   Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                             12

                                   Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services          3250 West Market St, Suite 307, Fairlawn, OH 44333
                                              330-836-2558





      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Monumental Marketing, Inc. as of December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The Company has not generated significant revenues or profits to date. This factor among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

April 10, 2006
Fairlawn, Ohio

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,       September 30,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------

Liabilities - Accounts Payable                                               $            2,000  $            2,000
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 5,000,000 Shares at December 31, 2004
    and September 30, 2004                                                                5,000               5,000
  Paid-In Capital                                                                           -0-                 -0-
    Deficit Accumulated During the
    Development Stage                                                                    (7,000)             (7,000)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,000)             (2,000)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                                See accompanying notes to financial statements.

                                                 Page Four

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Cumulative since
                                   For the three months ended         September 16, 1997
                                          December 31,                   Inception of
                              -------------------------------------       Development
                                     2004               2003                Stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:                                      0                100               3,906
                              ------------------  -----------------   -----------------

     Net Loss                 $               (0) $            (100)  $          (3,906)
                              ------------------  -----------------   -----------------
                              ------------------  -----------------   -----------------
Basic &
Diluted loss
 per share                    $                -  $               -
                              ------------------  -----------------
                              ------------------  -----------------

                                See accompanying notes to financial statements.

                                                 Page Five

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative since
                                                               For the three months ended        September 16, 1997
                                                                      December 31,                  Inception of
                                                          -------------------------------------     Developpment
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $              (0) $             (100) $           (5,906)
Increase (Decrease) in Accounts Payable                                   0                 100               2,000
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -              (3,906)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                        -                   -               3,906
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -               3,906
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                                See accompanying notes to financial statements.

                                                Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

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

Interim Reporting

     The unaudited financial statements as of December 31, 2004 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                                    Page Seven

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                              Income              Shares              Per-Share
                                                           (Numerator)         (Denominator)            Amount

                                                               For the three months ended December 31, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (0)          5,000,000       $           -
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------

                                                               For the three months ended December 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (100)          5,000,000       $           -
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2004 and 2003 and are thus not considered.


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

                                                         Page Eight

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,800 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

     As of December 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          Page Nine

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended December 31, 2004 or 2003 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended December 31, 2004 or 2003 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $-0- for the three month period ended December 31, 2004 and $100 for the same period in 2003.

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 2004, the Company had total current assets of $0.00 and total assets of $0.00 as compared to $0.00 current assets and $0.00 total assets at December 31, 2003. The Company had a net working capital deficit of $2,000 at December 31, 2004 and $1,900 at December 31, 2003.

     Net stockholders' deficit in the Company was $2,000 as of December 31, 2004 and $1,900 at December 31, 2003.

                             Page Ten

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

     There have been no changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                          Page Eleven

On June 20, 2005 the Company completed a private placement of 19,999,999 shares of common stock to twenty-four accredited investors for total proceeds of $10,000. The Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of of the Securities Act of 1933, as amended. The investors in the private placement confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. Neither the Company nor any person acting on its behalf used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available. The Company opened offices in Israel and established an Israeli subsidiary. In August, the company published its business plan and identified the technology that it wished to acquire. The Company has not acquired the intellectual property rights identified in its business plan. The Company is still in negotiation for these rights. On September 7, 2005 the Company completed a private placement of 500,000 shares of common stock to five accredited investors for total proceeds of $500,000. The Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The investors in the private placement confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. Neither the Company nor any person acting on its behalf used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available.

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

MONUMENTAL MARKETING, INC.



Dated: April 10, 2006

  By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President