Form 10QSB
period 2005-03-31
MONUMENTAL MARKETING INC
filed 2006-04-12
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2005


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

                                   Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,          September 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------

Liabilities - Accounts Payable                                               $            2,000  $            2,000
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 5,000,000 Shares at March 31, 2005
    and September 30, 2004                                                                5,000               5,000
  Paid-In Capital                                                                           -0-                 -0-
    Deficit Accumulated During the
    Development Stage                                                                    (7,000)             (7,000)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,000)             (2,000)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                                See accompanying notes to financial statements.

                                                 Page Four

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Cumulative Since
                                     For the three months ended       September 16, 1997
                                             March 31,                   Inception of
                              -------------------------------------      Development
                                     2005               2004                Stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:                                      0                100               3,906
                              ------------------  -----------------   -----------------

     Net Loss                 $                0  $            (100)  $          (3,906)
                              ------------------  -----------------   -----------------
                              ------------------  -----------------   -----------------
Basic &
Diluted loss
 per share                    $                -  $               -
                              ------------------  -----------------
                              ------------------  -----------------

                                See accompanying notes to financial statements.

                                                 Page Five

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative since
                                                                For the three months ended       September 16, 1997
                                                                        March 31,                   Inception of
                                                          -------------------------------------     Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $               0  $             (100) $           (5,906)
Increase (Decrease) in Accounts Payable                                   0                 100               2,000
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                   -                   -              (3,906)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                        -                   -               3,906
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                    -                   -               3,906
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                                See accompanying notes to financial statements.

                                                Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

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

Interim Reporting

     The unaudited financial statements as of March 31, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of March 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                                 Page Seven

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                              Income              Shares              Per-Share
                                                           (Numerator)         (Denominator)            Amount

                                                                  For the three months ended March 31, 2005
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (0)          5,000,000       $           -
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------

                                                                  For the three months ended March 31, 2005
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (100)          5,000,000       $           -
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------


         The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2005 and 2004 and are thus not considered.

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

                                 Page Eight

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,800 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

     As of March 31, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended March 31, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended March 31, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $-0- for the three month period ended March 31, 2005 and $100 for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2005, the Company had total current assets of $0.00 and total assets of $0.00 as compared to $0.00 current assets and $0.00 total assets at September 30, 2004. The Company had a net working capital deficit of $2,000 at March 31, 2005 and $2,000 at September 30, 2004.

     Net stockholders' deficit in the Company was $2,000 as of March 31, 2005 and $2,000 at September 30, 2004.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

Current management is causing to be prepared for filing such reports as are required to bring the Company into compliance with its regularoty reporting obligations. In some instances the delinquent reports address time periods under the former management of the Company. Current management is therefore relying on information provided by the former management with the collective intention of disclosing an accurate picture of the status of the Company for the pertinent period of each report. Subsequent to the date of this report. On June 13, 2005, the Company redomiciled in Nevada. During this process, Haim Karo became President, Secretary and Director and Raanan Alergand became Treasurer and Director.

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