Form 10QSB
period 2005-06-30
MONUMENTAL MARKETING INC
filed 2006-05-18
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2005


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

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Auditor's Review                                                   3

     Balance Sheet as of June 30, 2005 and September 30, 2004           4

     Statement of Operations for the Three Months
       ended June 30, 2005 and 2004                                     5

     Statement of Cash Flows for the Three Months ended
       June 30, 2005 and 2004                                           6

     Notes to Financial Statements                                   7- 9

   Item 2.  Management's Discussion and Analysis
            or Plan of Operation                                       10

   Item 3.  Controls and Procedures                                    11

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         11

   Item 2.   Changes in Securities                                     11

   Item 3.   Defaults upon Senior Securities                           11

   Item 4.   Submission of Matter to a Vote of Security Holders        11

   Item 5.   Other Information                                         11

   Item 6.   Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                             12

                                   Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services          3250 West Market St, Suite 307, Fairlawn, OH 44333
                                              330-836-2558





      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Monumental Marketing, Inc. as of June 30, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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

                                   Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,          September 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:                                                                      $          509,781  $                -
  Cash
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


Liabilities - Accounts Payable                                               $           57,099  $            2,000
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 24,999,999 Shares at June 30, 2005
    and 5,000,000 on September 30, 2004                                                  25,500               5,000
  Paid-In Capital                                                                       501,381                   0
  Deficit Accumulated During the
    Development Stage                                                                   (74,199)             (7,000)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                         452,782             (2,000)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $          509,781  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------

                                See accompanying notes to financial statements.

                                                 Page Four

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Cumulative since
                                     For the three months ended       September 16, 1997
                                              June 30,                   Inception of
                              -------------------------------------      Development
                                     2005               2004                Stage
                              ------------------  -----------------   -----------------
Revenues:                     $                -  $               -   $               -

Expenses:
General and Administrative                   859                100               5,740
Officer's Compensation			  32,775                                 32,775
Consulting Expenses		          17,684                                 17,684
Legal Fees				   4,000                                  4,000

Total Expenses				  55,099			         58,905
                              ------------------  -----------------   -----------------


     Net Loss                 $          (55,318) $            (100)  $         (60,199)
                              ------------------  -----------------   -----------------
                              ------------------  -----------------   -----------------
Weight average shares                 10,196,667          5,000,000           5,000,000

Basic &
Diluted loss
 per share                    $             (.01)    $          -  $               -
                              ------------------  -----------------
                              ------------------  -----------------

                                See accompanying notes to financial statements.

                                                 Page Five

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  Cumulative since
                                                               For the three months ended        September 16, 1997
                                                                         June 30,                   Inception of
                                                          -------------------------------------      Development
                                                                2005                2004                Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (55,318) $             (100) $          (60,199)
Increase (Decrease) in Accounts Payable                              55,099                 100              57,099
Stock issued for services                                                                                     1,075
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                (219)                  -              (2,025)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of commone stock                            10,000                                  10,000
Issued 500,000 shares of common stock           		    500,000                                 500,000
Capital contributed by shareholder                                        -                   -               1,806
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                              510,000                   -             511,806
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         509,781                   -             509,781
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         509,781  $                -  $          509,781
                                                          -----------------  ------------------  ------------------
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                                See accompanying notes to financial statements.

                                                Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

Interim Reporting

     The unaudited financial statements as of June 30, 2005 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company is in the development stage, and has not commenced planned principal operations. In June 2005, the Company established an Israeli subsidiary and is in negotiations to acquire new technologies in the homeland and personal security areas. On June 13, 2005, the Company redomiciled in Nevada.
     In June 2005, the Company forward split its common stock 5:1. The financial statements reflect this change. On June 20, 2005 the Company completed a private placement of 19,999,999 shares of common stock to twenty-four accredited investors for total proceeds of $10,000. The
Company issued the shares in the private placement pursuant to an exemption from registration under Rule 506 of Regulation D of of the Securities Act of 1933, as amended. In June,2005, the Company received $500,000 on a private placement of 500,000 shares of common stock to five accredited investors. This was concluded on September 7, 2005.

Nature of Business

     The Company has no products or services as of June 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                                   Page Seven

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                              Income              Shares              Per-Share
                                                           (Numerator)         (Denominator)            Amount

                                                                  For the three months ended June 30, 2005
BASIC LOSS PER SHARE
Loss to common shareholders                             $      (55,318)         10,196,667      $        (0.01)
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------

                                                                  For the nine months ended June 30, 2004
BASIC LOSS PER SHARE
Loss to common shareholders                             $         (100)          5,000,000      $            -
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------


     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2005 and 2004 and are thus not considered.


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

                                   Page Eight

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $60,099 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS

     As of June 30, 2005 activities of the Company have been conducted by corporate officers from offices of its Israeli subsidiary.

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

     As used herein the term "Company" refers to Monumental Marketing, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

     The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a a business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, but is in the process of negotiating for the technology rights to products referred to as Less Lethal Weapons. The Company continues to investigate, review, and evaluate business opportunities as they become available.

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended June 30, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended June 30, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $719 for the three month period ended June 30, 2005 and $100 for the same period in 2004. The Company had consulting expenses of $17,684 for the three month period ended June 30, 2005 and $-0-for the same period in 2004. The Company had legal expenses of $4,000 for the three month period ended June 30, 2005 and $-0- for the same period in 2004. The Company had officer's compensation of $32,775 for the three month period ended June 30, 2005 and $-0- for the same period in 2004. The increase in expenses is due to the company's research into acquiring technology for future business operations.

CAPITAL RESOURCES AND LIQUIDITY

     At June 30, 2005, the Company had total current assets of $509,781.00 and total assets of $509,781.00 as compared to $0.00 current assets and $0.00 total assets at September 30, 2004. The Company has net working capital of $451,782 at June 30, 2005 and a deficit net working capital of $2,000 at September 30, 2004.

     Net stockholders' equity in the Company was $452,782 as of June 30, 2005 and ($1,900) at September 30, 2004.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

Issued 19,999,999 shares of the company's common stock in June,2005 in a private placement.

Issued 500,000 shares of the company's common stock in June, 2005 in a private placement.

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

                                   Page Eleven

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