Form 10KSB
period 2005-09-30
MONUMENTAL MARKETING INC
filed 2006-08-11
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-KSB

                              (MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For Fiscal Year Ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for Such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

Check if the company is a shell company as specified by the rule. [X]

At April 12, 2006, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of April 12, 2006, was as follows: Common Stock $.001 par value, 25,499,999 shares.

Total revenues for fiscal year ended September 30, 2005: $0

At April 10, 2006, the number of shares of common stock outstanding was 25,499,999.

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

Item 12.    Certain Relationships and Related Transactions...............10

Item 13.    Exhibits and Reports on Form 8-K.............................10

Item 14.    Controls and Procedures......................................11

Item 15.    Principal Accountant Fees and Services.......................11

            Signatures...................................................12

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company has subsequently entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, we have agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage.

There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur.


HISTORY

The Company had not engaged in any operations other than organizational matters. Monumental Marketing, Inc., a Wyoming corporation (the "Company") was incorporated on September 16, 1997, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company is seeking financing to complete its purchase of the patent applications and develop a business plan to produce and market this product.

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

EMPLOYEES

The Company's only employees at the present time is its officers and directors, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has prepaid a one year rental agreement for office space of approximately 220 square feet.

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

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has an understanding to acquire certain patent rights that relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage.

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

RESULTS OF OPERATIONS
During the period from September 16, 1997 through September 30, 2005, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses in pursuit of its patent application. The Company anticipates that until the patent technology is completed and in production, it will not generate revenues other than interest income, and may continue to operate at a loss after development of the technology, depending upon the performance of the acquired patents.


LIQUIDITY AND FINANCIAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2005, reflects a current asset value of $316,748, and a total asset value of $340,663.

Liquidity and Capital Resources
Cash requirements of the Company have been met by funds provided from two private placements that raised $510,000. The ratio of current assets to current liabilities at September 30, 2005 was 7 to 1 compared to zero on September 30, 2004. The working capital of the Company as of September 30, 2005 was $271,511. The working capital at September 30, 2004 was ($2,000). Cash was $289,073 at fiscal 2005 year end versus $-0-at fiscal 2004 year end. Analysis of Operating, Investing and Financing Activities During 2005.
During 2005, the Company increased its accounts payable By $43,237, mainly as a result of its pursuit of an agreement on certain patent technology.

Selling, General and Administrative Expenses.
The Company's selling, general and administrative increased from $100 to $6,014 during the fiscal year ended September 30, 2005. Officer's compensation increased to $53,029 from $-0- during the year. Legal fees increased to $17,624 from $-0- during the year. Consulting expenses increased to $82,336 during the year. Research and Development increased to $53,571 from $-0-during the year.

During the past year, the Company's operations and investing activities have been financed extensively from private placements.

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

The Company has subsequently entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, we have agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage.

There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur.

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

Haim Karo: Prior to his current employment with Monumental Marketing, Mr. Karo was a Strategic Consultant to multiple companies and organizations including The Green Party regarding 2004 municipal elections; The Azrielli Property Management, the largest shopping mall center operators in Israel and Cinema City, the largest theater/movie complex in Israel

Raanan Alergand: Mr. Alergand, before becoming the CFO of Monumental Marketing April of 2005, was CFO of Rostam, which engages in the development, production, sale and marketing of feminine hygiene products internationally. Prior to that he was the CFO of Espro Information Technologies LTD, a High Tech company in the field of information systems for culture and tourist visitors centers.

CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2005 and may continue to exist between the Company and its officers and directors due to the fact that they has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Officer's and Directors are currently being compensated under a verbal agreement. They are in negotiation for written agreement.

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 25,499,999 shares of issued and outstanding Common Stock of the Company as of September 30, 2005 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS
OF BENEFICIAL OWNERS /        NATURE OF            SHARES
DIRECTORS                     OWNERSHIP             OWNED        PERCENT
----------------------------------------------------------------------------
Eda capital Corporation     Common Stock          2,233,334         8.8%
Rolfe Investments Ltd       Common Stock          2,358,333         9.2%
Zeev                        Common Stock          3,233,333        12.7%
Zegal & Ross Capital LLC    Common Stock          3,333,333        13.0%
Officers and Directors      Common Stock              -0-            0%
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

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets
  September 30, 2005 and 2004                                        F - 2

Statements of Operations for the
  Years Ended September 30, 2005 and 2004                            F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2005          F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2005 and 2004                            F - 5

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

There were no changes in Monumental Marketing, Inc.'s internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2005 and 2004:

           Service                          2005           2004
-------------------------               -----------     -----------
Audit Fees                              $     3,000     $         -
Audit-Related Fees                                -               -
Tax Fees                                          -               -
All Other Fees                                    -               -
                                        -----------     -----------
Total                                   $     3,000     $         -
                                        -----------     -----------
                                        -----------     -----------

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Pollard and Kelley Auditing Services Inc. in connection with statutory and regulatory filings or engagements.

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



Dated: April 12, 2006

By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President

                         MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2005 AND 2004

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets
  September 30, 2005 and 2004.........................................F - 2

Statements of Operations for the
  Years Ended September 30, 2005 and 2004.............................F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2005...........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2005 and 2004.............................F - 5

Notes to Financial Statements.........................................F - 6

                        MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                     INDEPENDENT AUDITOR'S REPORT
                     SEPTEMBER 30, 2005 AND 2004

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558



         Report of Independent Registered Public Accounting Firm


Board of Directors
Monumental Marketing, Inc.

We have audited the accompanying balance sheets of Monumental Marketing, Inc. as of September 30, 2005 and September 30, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the two years in the period ended September 30, 2005 and for the period from September 16, 1997 (Inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2005, and the results of its operations and its cash flows for the two years in the period ended September 30, 2005 and the period from September 30, 1997 (Inception) through September 30, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 7, 2006 except for Footnote 7 for which the date is July 11, 2006

                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                         September 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $          289,073  $                -
Prepaid Expenses                                                                         27,675                   -
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          316,748  $                -

FIXED ASSETS
Fixed Assets (net of depreciaion)                                            $           23,915  $                -

     TOTAL ASSETS                                                            $          340,663  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $           45,237  $            2,000
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $           45,237  $            2,000

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2004                              25,500               5,000
    5,000,000 shares.  Issued and outstnding September 20, 2005
    25,499,999 shares.
    Additional paid in Capital                                                          499,500                   0
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (229,547)             (7,000)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         295,426              (2,000)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          340,663  $                -
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                 Inception of
                                        -------------------------------------      Development
                                               2005               2004                Stage
                                        ------------------  -----------------   -----------------
REVENUES
RevenuesN                               $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                           6,014                100              23,014
Officer's Compensation                              53,029                  -              53,029
Consulting Expenses                                 82,336                  -              82,336
Research and Development                            53,571                  -              53,571
Legal Fees                                          17,624                  -              17,624

     Total Costs and Expenses           $          212,574 $             100    $         229,574

     Net Ordinalry Income or (Loss)     $         (212,574)$            (100)   $        (229,574)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

Weighted average number of common
shares outstanding                              13,944,444

Net Loss Per Share                                   (0.02)


                      The accompanying notes are an integral part of these financial statements.


                                    MONUMENTAL MARKETING, INC.
                                  (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2005

                                                                                            Accumulated
                                                                            Additional    Deficit during       Total
                                                Common          Stock         Paid-In      Developmental   Stockholders'
                                                Shares          Amount        Capital          Stage          Equity
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                        (1,025)           (1,025)

Balance at September 30, 1997                             -  $           - $           -          (1,025)           (1,025)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Issuance of Stock for Services                    1,000,000          1,000                                           1,000

Net (Loss)                                                                                           (25)              (25)

Balance at September 30, 1998                     1,000,000          1,000             -          (1,050)              (50)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Capital contributed by shareholder                        -              -            75               -                75

Net (Loss)                                                -              -             -             (25)              (25)

Balance at September 30, 1999                     1,000,000          1,000            75          (1,075)                -
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Capital contributed by shareholder                        -              -         1,448               -             1,448

Net (Loss)                                                                                        (1,756)

Balance at September 30, 2000                     1,000,000          1,000         1,523          (2,831)              308
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Capital contributed by shareholder                        -              -           358               -               358

Net (Loss)                                                -              -             -          (1,750)                -

Balance at September 30, 2001                    1,000,000           1,000         1,881          (4,581)           (1,700)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                -              -             -            (100)                -

Balance at September 30, 2002                     1,000,000          1,000         1,881          (4,681)           (1,800)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                          (100)

Balance at September 30, 2003                     5,000,000          5,000             -          (6,900)           (1,900)
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                          (100)

Balance at September 30, 2004                     5,000,000          5,000             -          (7,000)           (2,000)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Issued 19,999,999 shares of $10,000
in June 2005                                     19,999,999         20,000                       (10,000)

Issued 500,000 shares of $500,000
in June 2005                                        500,000            500       499,500

Net (Loss)                                                                                      (212,574)

Balance at September 30, 2005                    25,499,999         25,000       499,500        (229,574)          295,426
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2005                   2004        September 16, 2005
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $        ( 212,574)   $             (100)   $         (229,574)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                     1,087                     0                 1,087
(Increase) Decrease in Current Assets                          (27,675)                    0               (27,675)
Increase (Decrease) in Current Liabilities                      43,237                   100                45,237
Stock issued for services                                                                                    5,000
Donated Services                                                                                             8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activites                  (195,925)                    0              (197,731)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                       (25,002)                    0               (25,002)
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                   (25,002)                    0               (25,002)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                        10,000                     0                10,000
Issued 500,000 shares of common stock                          500,000                     0               500,000
Contributed Capital from shareholder                                 0                     0                 1,806
                                                    ------------------    ------------------    ------------------
                                                               510,000                     0               511,806

Balance at beginning of period                                       0                     0                     0
Net Increase (Decrease) in cash                                289,073                     0               289,073
Balance as at end of period                                    289,073                     0               289,073


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                      The accompanying notes are an integral part of these financial statements.


                       MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $210,728 and $100 for the years ended September 30, 2005 and 2004 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

The Company has no products or services as of September 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. The Company has subsequently entered into an agreement to pursue patent applications related to a less than lethal weapon currently known as the "Bouncer", which is in its development stages.

                      MONUMENTAL MARKETING, INC.
                    (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                               (Continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

                                   For the year ended September 30, 2005
Basic Loss per Share
Loss to common shareholders    $  (212,574)      13,944,444     $       (.02)
                                -----------     -----------      -----------
                                -----------     -----------      -----------


                                    For the year ended September 30, 2004
Basic Loss per Share
Loss to common shareholders    $      (100)       5,000,000     $          -
                                -----------     -----------      -----------
                                -----------     -----------      -----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2005 and 2004 and are thus not considered.

                       MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                               (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.


NOTE 3 - INCOME TAXES

As of September 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $229,574 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Net deferred tax assets liabilities)
            consist of the following components:

                                                           September 30, 2005

                Operating loss carryforwards                $     229,574
                Valuation allowance                              (229,574)
                                                            --------------

                Net deferred tax assets (liabilities)       $           -
                                                            --------------
                                                            --------------

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


NOTE 5 - COMMITMENTS

The Company purchased fixed assets during the year ended 09/30/05. It depreciates its assets straight line over a three year life. The leasehold improvements are amortized over a one year period, the life of the lease.

       Assets                               Cost       Depreciaton
Computers and relaed equipment             7,449           423
Office equipment                           2,003           128
Motorcycle                                15,126           466
Leasehold improvements                       424            70
                                          ------       ------------
                                          25,002         1,087

NOTE 6 - COMMITMENTS

The Company entered into a lease agreement in July 2005 for approximately 200 square feet of office space. This lease was prepaid.

Future chares against office rent will be $ 5,244 in 2006.

If the lease is extended for the renewal period there will be additional payments of $2,411 in 2006 and $4,830 in 2007.


NOTE 7 - SUBSEQUENT EVENTS

On January 16, 2006, the Company entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, we have agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. We have entered into the escrow agreement so that the patent applications will be held in trust and not assigned to any other party until the earlier of the closing of the patent application purchase or April 30, 2006. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage. There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur. The financing was not completed on April 30, 2006, however as of July 11, 2006 neither party has exercised their right to withdraw from the agreement.

The Company entered into an agreement with Carlthon Corp for a bridge loan in the amount of $100,000 on July 11, 2006.