Form 10QSB
period 2005-12-31
MONUMENTAL MARKETING INC
filed 2006-08-17
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2005


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


                           7 Abba Hillel Street
                          Beit Silver, 15th Floor
                              Ramat-Gan, 52522
                                   Israel
          (Address of principal executive offices and Zip Code)

                              972-3 575-1296
        (Registrant's telephone number, including area code)

                       55 Union Valley Road, Suite #203
                         Spring Valley, New York 10977
     (Former name or former address, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 11, 2006, 25,499,999


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of December 31, 2005 and September 30, 2005       3

     Statement of Operations for the Three Months
       ended December 31, 2005 and 2004                                 4

     Statement of Cash Flows for the Three Months ended
       December 31, 2005 and 2004                                       5

     Notes to Financial Statements                                      6

   Item 2.  Business                                                 7- 8


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          8

   Item 2.   Changes in Securities                                      8

   Item 3.   Defaults upon Senior Securities                            8

   Item 4.   Submission of Matter to a Vote of Security Holders         8

   Item 5.   Other Information                                          8

   Item 6.   Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                              8

                                   Page Two

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,       December 31,
                                                                                    2005                2005
                                                                             ------------------  ------------------

     ASSETS:
CURRENT ASSETS
Cash                                                                         $          289,073  $          117,090
Prepaid Expenses                                                                         27,675              26,250
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          316,748  $          143,340

FIXED ASSETS
Fixed Assets (net of depreciaion)                                            $           23,915  $           22,268

     TOTAL ASSETS                                                            $          340,663  $          165,608
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable                                                             $           45,237  $           43,745
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $           45,237  $           43,745

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2005                              25,500              25,500
    25,499,999 shares.  Issued and outstnding December 31, 2005
    25,499,999 shares.
    Additional paid in Capital                                                          499,500             499,500
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (229,547)           (403,137)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         295,426             121,863

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          340,663  $          165,608
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                 Page Three

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                 For the months ended            October 20, 1999
                                                    September 30,                 (Inception) to
                                        -------------------------------------       December 31,
                                               2005               2004                 2005
                                        ------------------  -----------------   -----------------
REVENUES
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                          52,941                100              75,955
Officer's Compensation                              19,858                  -              72,887
Consulting Expenses                                 47,108                  -             129,444
Research and Development                            27,299                  -              80,870
Legal Fees                                          24,670                  -              47,294
Depreciation Expense                                 1,687                  -               1,687

     Total Costs and Expenses           $          174,296 $             100    $         403,137

     Net Ordinalry Income or (Loss)     $         (173,563)$            (100)   $        (403,137)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

Weighted average number of common
shares outstanding                              25,499,999

Net Loss Per Share                                   (0.01)


                      The accompanying notes are an integral part of these financial statements.


                                                 Page Four

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the months ended
                                                                September 30,                     October 20, 1999
                                                    ----------------------------------------  (Date of Inception) to
                                                             2005                   2004         December 31, 2005
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $         (173,563)   $             (100)   $         (403,137)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                     1,687                     0                 2,774
(Increase) Decrease in Prepaid Expenses                          1,425                     0               (26,250)
Increase (Decrease) in Current Liabilities                      (1,492)                  100                43,745
Stock issued for services                                                                                    5,000
Donated Services                                                                                             8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activites                  (171,943)                    0              (369,674)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                           (40)                    0               (25,042)
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                       (40)                    0               (25,042)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             0                     0                10,000
Issued 500,000 shares of common stock                                0                     0               500,000
Contributed Capital from shareholder                                 0                     0                 1,806
                                                    ------------------    ------------------    ------------------
                                                                     0                     0               511,806

Balance at beginning of period                                 289,073                     0                     0
Net Increase (Decrease) in cash                               (171,983)                    0               117,090
Balance as at end of period                                    117,090                     0               117,090


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                      The accompanying notes are an integral part of these financial statements.



                                                Page Five

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)
GENERAL

Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
September 30, 2005.


UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.
                                   Page Six

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


PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended December 31, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years.

     The Company had general and administrative expenses of $52,941 for the three month period ended December 31, 2005 and $100 for the same period in 2004. The Company had legal fees of $24,670 for the three month period ended December 31, 2005 and $0 for the same period in 2004. The Company had consulting expenses of $47,108 for the three month period ended December 31, 2005 and $0 for the same period in 2004.

The increase in expenses is attributed to the company's pursuit of intellectual property and the development of that property.

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 2005, the Company had total current assets of $143,340 and total assets of $165,608 as compared to $-0- current assets and $-0-total assets at December 31, 2004. The Company had net working capital of $99,595 at December 31, 2005 and $(2,000) at December 31, 2004.

     Net stockholders' equity in the Company was $121,863 as of December 31, 2005 and $(2,000) at December 31, 2004.

                                   Page Seven

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

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5.  OTHER INFORMATION
SUBSEQUENT EVENTS

The Company entered into an agreement with Carlthon Corp for a bridge loan in the amount of $100,000 on July 15, 2006.

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

MONUMENTAL MARKETING, INC.


Dated: August 17, 2006

By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President