Form 10QSB
period 2006-03-31
MONUMENTAL MARKETING INC
filed 2006-09-19
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2006


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

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Auditor's Review                                                   3

     Balance Sheet as of September 30, 2005 and March 31, 2006          4

     Statement of Operations for the Three Months
       ended March 31, 2006 and 2005                                    5

     Statement of Cash Flows for the Three Months ended
       March 31, 2006 and 2005                                          6

     Notes to Financial Statements                                      7

   Item 2. Management's Discussion and Analysis or Plan of Operations   8

   Item 3. Controls and Procedures                                      9


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          9

   Item 2.   Changes in Securities                                      9

   Item 3.   Defaults upon Senior Securities                            9

   Item 4.   Submission of Matter to a Vote of Security Holders         9

   Item 5.   Other Information                                          9

   Item 6.   Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             10

                                   Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services          3250 West Market St, Suite 307, Fairlawn, OH 44333
                                              330-836-2558




      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Monumental Marketing, Inc. as of March 31, 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

August 20, 2006
Fairlawn, Ohio

                                   Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,         March 31,
                                                                                    2005                2006
                                                                             ------------------  ------------------

     ASSETS:
CURRENT ASSETS
Cash                                                                         $          289,073  $           31,670
Prepaid Expenses                                                                         27,675              12,326
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          316,748  $           43,996

FIXED ASSETS
Fixed Assets (net of depreciaion)                                            $           23,915  $           31,019

     TOTAL ASSETS                                                            $          340,663  $           75,015
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable                                                             $           45,237  $           47,946
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $           45,237  $           47,946

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2005                              25,500              25,500
    25,499,999 shares.  Issued and outstanding March 31, 2006
    25,499,999 shares.
    Additional paid in Capital                                                          499,500             499,500
    Balance Sheet adjustments de to translation differences                                                    (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (229,547)           (497,578)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         295,426              27,069

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          340,663  $           75,015
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                  Page Four

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                             For the three months ended            October 20, 1999
                                                      March 31,                   (Inception) to
                                        ---------------------=----------------      December 31,
                                               2006               2005                 2005
                                        ------------------   -----------------   -----------------
REVENUES
Revenues                                $                -   $               -   $               -

COSTS AND EXPENSES
General and Administrative                          41,530                   -             117,485
Officer's Compensation                              22,256                   -              95,143
Consulting Expenses                                  7,816                   -             137,260
Research and Development                            14,632                   -              95,502
Legal Fees                                           6,245                   -              48,539
Depreciation Expense                                 1,962                   -               3,649

     Total Costs and Expenses           $           94,441  $                -   $         497,578

     Net Ordinalry Income or (Loss)     $          (94,441) $                -   $        (497,578)
                                        ------------------   -----------------   -----------------
                                        ------------------   -----------------   -----------------

Weighted average number of common
shares outstanding                              25,499,999

Net Loss Per Share                                   (0.00)


                      The accompanying notes are an integral part of these financial statements.


                                                 Page Five




                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the three months ended       October 20, 1999
                                                                        March 31,                Date of Inception
                                                          -------------------------------------          to
                                                                2006                2005           March 31, 2006
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                      $         (94,441) $             (100) $         (497,578)

Adjustments to reconcile Net Income to
Net Cash provided
Depreciation                                              $           1,962  $                0  $            4,736
Increase (Decrease) in Prepaid Expenses                               5,567                   0             (20,683)
Increase (Decrease) in Current Liabilities                            1,492                 100              45,237
Stock Issued for Services                                                                                     5,000
Donated Services                                                                                              8,194
                                                          -----------------  ------------------  ------------------
  Net Cash provided by Operating Activities                         (85,420)                  0            (455,094)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                                  0                   0             (25,042)
                                                          -----------------  ------------------  ------------------
Net Change in Cash from Investing Activities                              0                   0             (25,042)



CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 Shares of Common Stock                                  0                   0              10,000
Issued 500,000 Shares of Common Stock                                     0                   0             500,000
Contributed Capital from Shareholder                                      0                   0               1,806
                                                          -----------------  ------------------  ------------------

Net Change in Cash from Financing Activities                              0                   0             511,806



Balance at Beginning of Period                                      117,090                   0                   0
Net Increase (Decrease) in Cash                                     (85,420)                  0              31,670
Balance at End of Period                                             31,670                   0              31 670
                                                           -----------------  ------------------  ------------------
                                                           -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               0  $                0  $                0
  Franchise and income taxes                              $               0  $                0  $                0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                                See accompanying notes to financial statements.

                                                Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
September 30, 2005.


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

                                 Page Seven

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended March 31, 2006 or 2005 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended March 31, 2005 or 2004 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $41530 for the three month period ended March 31, 2006 and $-0- for the same period in 2005. The Company had legal fees of $6,245 for the three month period ended March 31, 2006 and $0 for the same period in 2005. The Company had consulting expenses of $7,816 for the three month period ended March 31, 2006 and $0 for the same period in 2005.

CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2006, the Company had total current assets of $43,996 and total assets of $75,015 as compared to $316,748 current assets and $340,663 total assets at September 30, 2005. The Company had net working capital of $(3,950) at March 31, 2006 and $271,511 at September 30, 2005.

     Net stockholders' equity in the Company was $27,069 as of March 31, 2005 and $295,426 at September 30, 2005.

                                 Page Eight

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


                                 Page Nine

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

MONUMENTAL MARKETING, INC.



Dated: September 19, 2006

  By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President