Form 10QSB
period 2006-06-30
MONUMENTAL MARKETING INC
filed 2006-10-23
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2006


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

                                7 Jabotinsky St.
                             Aviv Tower 46th Floor
                                Ramat-Gan, 52520
                                     Israel
      (Address of principal foreign executive offices and Zip Code)

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

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Auditor's Review                                                   3

     Balance Sheet as of September 30, 2005 and June 30, 2006           4

     Statement of Operations for the Three Months
       ended June 30, 2006 and 2005                                     5

     Statement of Cash Flows for the Three Months ended
       June 30, 2006 and 2005                                           6

     Notes to Financial Statements                                      7

   Item 2. Management's Discussion and Analysis or Plan of Operations   8

   Item 3. Controls and Procedures                                      9


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          9

   Item 2.   Changes in Securities                                      9

   Item 3.   Defaults upon Senior Securities                            9

   Item 4.   Submission of Matter to a Vote of Security Holders         9

   Item 5.   Other Information                                          9

   Item 6.   Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             10

                                   Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services          3250 West Market St, Suite 307, Fairlawn, OH 44333
                                              330-836-2558




      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Monumental Marketing, Inc. as of June 30, 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

September, 2006
Fairlawn, Ohio

                                   Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                September 30,         June 30,
                                                                                    2005                2006
                                                                             ------------------  ------------------

     ASSETS:
CURRENT ASSETS
Cash                                                                         $          289,073  $            3,987
Prepaid Expenses                                                                         27,675               5,862
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          316,748  $            9,849

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           23,915  $           54,985

     TOTAL ASSETS                                                            $          340,663  $           64,834
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable                                                             $           45,237  $          132,583
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $           45,237  $          132,583

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2005                              25,500              25,500
    25,499,999 shares.  Issued and outstanding June 30, 2006
    25,499,999 shares.
    Additional paid in Capital                                                          499,500             499,500
    Balance Sheet adjustments de to translation differences                                                    (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (229,574)           (592,396)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         295,426             (67,749)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          340,663  $           64,834
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                  Page Four

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                             For the three months ended            October 20, 1999
                                                      June 30,                   (Inception) to
                                        ---------------------=----------------      June 30,
                                               2006               2005                 2006
                                        ------------------   -----------------   -----------------
REVENUES
Revenues                                $                -   $               -   $               -

COSTS AND EXPENSES
General and Administrative                          26,763	           859             144,248
Officer's Compensation                              50,797              32,775             145,940
Consulting Expenses                                  3,664              17,684             140,924
Research and Development                             6,734                   -             102,236
Legal Fees                                           5,009               4,000              53,548
Depreciation Expense                                 1,851                   -               5,500

     Total Costs and Expenses           $           94,818  $                -   $         592,396

     Net Ordinary Income or (Loss)      $          (94,818) $                -   $        (592,396)
                                        ------------------   -----------------   -----------------
                                        ------------------   -----------------   -----------------

Weighted average number of common
shares outstanding                              25,499,999

Net Loss Per Share                                   (0.00)


                      The accompanying notes are an integral part of these financial statements.


                                                 Page Five

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the three months ended       October 20, 1999
                                                                        June 30,                Date of Inception
                                                          -------------------------------------          to
                                                                2006                2005           June 30, 2006
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                      $         (94,818) $          (55,318) $         (592,396)

Adjustments to reconcile Net Income to
Net Cash provided
Depreciation                                              $           1,851  $                0  $            6,587
Increase (Decrease) in Prepaid Expenses                               6,464                   0              (5,862)
Increase (Decrease) in Current Liabilities                           84,637              55,099             109,793
Stock Issued for Services                                                                                     5,000
Donated Services                                                                                              8,194
                                                          -----------------  ------------------  ------------------
  Net Cash provided by Operating Activities                          (1,866)               (219)           (456,960)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                            (25,817)                  0             (50,859)
                                                          -----------------  ------------------  ------------------
Net Change in Cash from Investing Activities                        (25,817)                  0             (50,859)



CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 Shares of Common Stock                                  0              10,000              10,000
Issued 500,000 Shares of Common Stock                                     0             500,000             500,000
Contributed Capital from Shareholder                                      0                   0               1,806
                                                          -----------------  ------------------  ------------------

Net Change in Cash from Financing Activities                              0                   0             511,806



Balance at Beginning of Period                                       31,670                   0                   0
Net Increase (Decrease) in Cash                                     (27,683)                  0               3,987
Balance at End of Period                                              3,987                   0               3,987
                                                           -----------------  ------------------  ------------------
                                                           -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               0  $                0  $                0
  Franchise and income taxes                              $               0  $                0  $                0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                                See accompanying notes to financial statements.

                                                Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED June 30, 2006 AND 2005
                                   (Unaudited)

Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
September 30, 2005.


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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended June 30, 2006 or 2005 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended June 30, 2006 or 2005 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $26,763 for the three month period ended June 30, 2006 and $859 for the same period in 2005. The Company had legal fees of $5,009 for the three month period ended June 30, 2006 and $4,000 for the same period in 2005. The Company had consulting expenses of $3,664 for the three month period ended June 30, 2006 and $17,684 for the same period in 2005.

CAPITAL RESOURCES AND LIQUIDITY

     At June 30, 2006, the Company had total current assets of $9,849 and total assets of $64,834 as compared to $316,748 current assets and $340,663 total assets at September 30, 2005. The Company had net working capital of $(122,734) at June 30, 2006 and $271,511 at September 30, 2005.

     Net stockholders' equity in the Company was $(67,749) as of June 30, 2006 and $295,426 at September 30, 2005.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

The Company entered into an agreement with Mr. Yeung for a bridge loan in the amount of $100,000 on July 30, 2006.

On July 30, 2006, under the terms of a bridge loan agreement, the Registrant has agreed to issue to James Yeung 250,000 restricted common shares in its capital stock. The Registrant has further agreed to include the Mr. Yeung's 250,000 shares for registration if it files a registration statement (other than on Form S-8) with the SEC. In the event the Company undertakes a registration of shares and does not include Mr. Yeung's Shares, the Registrant has agreed to issue an additional 50,000 of its common shares to Mr. Yeung for each 30 day period for which it is in breach of this requirement.


                                 Page Nine

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On June 27, 2006, the Company filed an 8-K detailing an agreement with Casprey Capital Corp. Casprey Capital Corp. will provide the Company with consulting services as to strategy, corporate planning and financial resources. The consulting agreement, commences on June 27, 2006 and unless sooner terminated, will expire on June 14, 2007.

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

MONUMENTAL MARKETING, INC.



Dated: September 28 , 2006

  By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President