Form 10KSB
period 2006-09-30
MONUMENTAL MARKETING INC
filed 2007-01-16
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-KSB

                              (MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For Fiscal Year Ended: September 30, 2006

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

                             7 Jabotinsky Street 46th Floor
                                   Ramat-Gan,Israel
         (Address of principal foreign executive offices and Zip Code)

         (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Act: NONE

         Securities registered under Section 12(g) of the Act:

                      Common Stock, par value $.001
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for Such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

Check if the company is a shell company as specified by the rule. [ ]

At December 28, 2006, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 28, 2006, was as follows: Common Stock $.001 par value, 28,174,999 shares.

Total revenues for fiscal year ended September 30, 2006: $0

At December 28, 2006, the number of shares of common stock outstanding was 28,174,999.

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

Item 5.     Market for Common Equity and Related Stockholder Matters......4

Item 6.     Management's Discussion and Analysis or Plan of Operations....4

Item 7.     Financial Statements..........................................7

Item 8.     Changes in and Disagreements With Accountants on Accounting
            And Financial Disclosure......................................7


PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act....7

Item 10.    Executive Compensation........................................8

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management....................................................8

Item 12.    Certain Relationships and Related Transactions................9

Item 13.    Exhibits and Reports on Form 8-K..............................9

Item 14.    Controls and Procedures......................................10

Item 15.    Principal Accountant Fees and Services.......................10

            Signatures...................................................11

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company has entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, we have agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage.

There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur. At this time, neither party has withdrawn from the agreement and the Company is proceeding with its business plan.


HISTORY

The Company commenced its business plan in August of 2005. Monumental Marketing, Inc., a Wyoming corporation (the "Company") was incorporated on September 16, 1997, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company has been successful in acquiring financing to complete its purchase of the patent applications and complete its business plan to produce and market this product.

Management is currently seeking to cause a trading market to develop in the Company's securities. The Company has successfully implemented several stages of its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

COMPETITION

The Company expects to encounter substantial competition in its efforts to complete its business plan, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business funding opportunities.

EMPLOYEES

The Company's only employees at the present time are its officers, directors and bookkeeper, who will devote as much time as they determine is necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has maintained a two room office under a month to month agreement that expires on December 30, 2006.


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

The Company intends to seek, investigate and, proceed with its plan to develop a less than lethal weapon. The Company may acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has an understanding to acquire certain patent rights that relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage.

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

RESULTS OF OPERATIONS

During the period from September 16, 1997 through September 30, 2006, the Company has proceeded to follow its business plan that includes completing the development of the molds necessary to manufacture the product. The Company has also been developing its marketing plan for the product. No revenues were received by the Company during this period.

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


LIQUIDITY AND FINANCIAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2006, reflects a current asset value of $25,447, and a total asset value of $77,030.

Liquidity and Capital Resources
Cash requirements of the Company have been met by funds provided from two private placements that raised $510,000 and two loans totally $150,000. The ratio of current assets to current liabilities at September 30, 2006 was 1 to 3 compared to 7 to 1 on September 30, 2005. The working capital of the Company as of September 30, 2006 was $(153,183). The working capital at September 30, 2005 was 271,511. Cash was $20,282 at fiscal 2006 year end versus $289,073 at fiscal 2005 year end. Analysis of Operating, Investing and Financing Activities During 2005. During 2006, the Company increased its accounts payable by $83,863 and its short term notes payable by $101,113, mainly as a result of its pursuit of an agreement on certain patent technology and development of the product.

Selling, General and Administrative Expenses.
The Company's selling, general and administrative increased from $6,014 to $132,140 during the fiscal year ended September 30, 2006. Officer's compensation increased to $141,538 from $53,029 during the year. Legal fees increased to $49,153 from $17,624 during the year. Consulting expenses decreased to $79,869 form $82,336 during the year. Research and Development decreased from 40,869 to $53,571 during the year.

During the past year, the Company's operations and investing activities have been financed extensively from private placements and short term notes.

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

SUBSEQUENT EVENTS

The Company has entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, we have agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stage.

There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur. At this time neither the Company nor Mr. Meller has withdrawn from the agreement.

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

DIRECTOR'S NAME    AGE          OFFICE                       TERM EXPIRES
Haim Karo           42  President, Secretary and Director   April 30, 2007
Raanan Alergand     41  Treasurer and Director              April 30, 2007

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

CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2006 and may continue to exist between the Company and its officers and directors due to the fact that they has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 28,049,999 shares of issued and outstanding Common Stock of the Company as of September 30, 2005 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets
  September 30, 2006 and 2005                                        F - 2

Statements of Operations for the
  Years Ended September 30, 2006 and 2005                            F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2006          F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2006 and 2005                            F - 5

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

(b) Reports on Form 8-K.

On January 16, 2006 an 8 K was filed reporting a letter of undertaking to purchase patent applications.

On June 27, 2006 an 8 K was filed reporting the company entering into a consulting agreement with Casprey Capital Corp. The company issued 2,300,000 shares to Casprey Capital Corp. pursuant to the agreement.

On July 30, 2006 an 8 K was filed reporting the company entering into a bridge loan agreement in the amount of $100,000.

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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2005 and 2004:

           Service                          2006           2005
-------------------------               -----------     -----------
Audit Fees                              $    10,500     $     3,000
Audit-Related Fees                            7,937               -
Tax Fees                                          -               -
All Other Fees                                    -               -
                                        -----------     -----------
Total                                   $    18,437    $          -
                                        -----------     -----------
                                        -----------     -----------

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



Dated: January 12, 2007

By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President

                         MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2006 AND 2005

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets
  September 30, 2006 and 2005.........................................F - 2

Statements of Operations for the
  Years Ended September 30, 2006 and 2005.............................F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2006...........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2006 and 2005.............................F - 5

Notes to Financial Statements.........................................F - 6

Pollard-Kelley Auditing Services, Inc.
Auditing Services          3250 West Market St, Suite 307, Fairlawn, OH 44333
                                              330-836-2558


            Report of Independent Registered Public Accounting Firm


Board of Directors
Monumental Marketing, Inc.

We have audited the accompanying balance sheets of Monumental Marketing, Inc. as of September 30, 2006 and 2005, and the related statements of income, changes in stockholders' equity, and cash flows for the two years in the period ended September 30, 2006 and for the period from September 16, 1997 (Inception) through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor among others as disclosed in Note 1 may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The also disclosed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2006 and 2005, and the results of its operations and its cash flows for the two years ended September 30, 2006 and 2005 and the period from September 30, 1997 (Inception) through September 30, 2006, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

December 26, 2006

                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                         September 30,
                                                                                    2005                2006
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $          289,073  $           20,282
Prepaid Expenses                                                                         27,675               5,165
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          316,748  $           25,477

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           23,915  $           51,583

     TOTAL ASSETS                                                            $          340,663  $           77,030
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $           45,237  $          129,100
Notes Payable                                                                                 -             101,213
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $           45,237  $          230,213

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2005                              25,500              28,050
    25,499,999 shares.  Issued and outstanding September 20, 2006
    28,049,999 shares.
    Additional paid in Capital                                                          499,500             499,500
    Balance Sheet adjustments due to translation differences                                                   (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (229,547)           (680,380)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         295,426            (153,183)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          340,663  $           77,030
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                 Inception of
                                        -------------------------------------      Development
                                               2005               2006                Stage
                                        ------------------  -----------------   -----------------
REVENUES
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                           6,014            132,140             155,154
Officer's Compensation                              53,029            141,538             194,567
Consulting Expenses                                 82,336             79,869             162,205
Research and Development                            53,571             40,899              94,470
Legal Fees                                          17,624             49,153              66,777
Depreciation                                             -              7,207               7,207

     Total Costs and Expenses           $          212,574 $          450,806   $         680,380

     Net Ordinary Income or (Loss)      $         (212,574)$         (450,806)  $        (680,380)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

Weighted average number of common
shares outstanding                              25,924,999

Net Loss Per Share                                   (0.02)


                      The accompanying notes are an integral part of these financial statements.


                                    MONUMENTAL MARKETING, INC.
                                  (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2006

                                                                                            Accumulated    Balance Sheet
                                                                            Additional    Deficit during    Adjustments
                                                Common          Stock         Paid-In      Developmental       due to
                                                Shares          Amount        Capital          Stage        Translation
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                        (1,025)

Balance at September 30, 1997                             -  $           - $           -          (1,025)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Issuance of Stock for Services                    1,000,000          1,000

Net (Loss)                                                                                           (25)

Balance at September 30, 1998                     1,000,000          1,000             -          (1,050)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Capital contributed by shareholder                        -              -            75               -

Net (Loss)                                                -              -             -             (25)

Balance at September 30, 1999                     1,000,000          1,000            75          (1,075)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Capital contributed by shareholder                        -              -         1,448               -

Net (Loss)                                                                                        (1,756)

Balance at September 30, 2000                     1,000,000          1,000         1,523          (2,831)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Capital contributed by shareholder                        -              -           358               -

Net (Loss)                                                -              -             -          (1,750)

Balance at September 30, 2001                    1,000,000           1,000         1,881          (4,581)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                -              -             -            (100)

Balance at September 30, 2002                     1,000,000          1,000         1,881          (4,681)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                          (100)

Balance at September 30, 2003                     5,000,000          5,000             -          (6,900)
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                          (100)

Balance at September 30, 2004                     5,000,000          5,000             -          (7,000)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Issued 19,999,999 shares of $10,000
in June 2005                                     19,999,999         20,000                       (10,000)

Issued 500,000 shares of $500,000
in June 2005                                        500,000            500       499,500

Net (Loss)                                                                                      (212,574)

Balance at September 30, 2005                    25,499,999         25,000       499,500        (229,574)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Issued common stock in consideration
of receiving a loan on July 30, 2006                250,000            250

Issued common stock for a
consulting contract on July 30, 2006              2,300,000          2,300

Net (Loss)                                                                                      (450,806)             (353)

Balance at September 30, 2006                    28,049,999         28,050       499,500        (680,380)             (353)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2005                   2006       September 16, 2006
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $        ( 212,574)   $         (450,806)   $         (680,380)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                     1,087                 7,207                 8,294
(Increase) Decrease in Current Assets                          (27,675)               22,510                (5,590)
Increase (Decrease) in Current Liabilities                      43,237                83,863               129,100
Accrued Interest                                                     0                 1,113                 1,113
Stock issued for services                                            0                 2,550                 7,550
Donated Services                                                     0                     0                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                 (195,925)             (333,563)             (531,719)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                       (25,002)              (36,571)              (61,148)
Sale of fixed assets                                             1,343                     0                 1.343
Note Payable                                                   100,000                     0               100,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                   (25,002)               64,772                40,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                        10,000                     0                10,000
Issued 500,000 shares of common stock                          500,000                     0               500,000
Contributed Capital from shareholder                                 0                     0                 1,806
                                                    ------------------    ------------------    ------------------
                                                               510,000                     0               511,806

Balance at beginning of period                                       0               289,073                     0
Net Increase (Decrease) in cash                                289,073              (289,971)               20,282
Balance as at end of period                                    289,073                20,282                20,282


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS ISSUANCE OF STOCK
FOR SERVICES                                                         0                 2,550                 7,550


                      The accompanying notes are an integral part of these financial statements.


                       MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $451,006 and $212,574 for the years ended September 30, 2006 and 2005 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company ceased all operating activities during the period from September 16, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company has been in the development stage, and has not generated significant revenues from its planned principal operations.

Nature of Business

The Company has no products or services as of September 30, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company has entered into an agreement to pursue patent applications related to a less than lethal weapon currently known as the "Bouncer", which is in its development stages.


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

                      MONUMENTAL MARKETING, INC.
                    (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                               (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

For the year ended September 30, 2006
Basic Loss per Share
Loss to common shareholders    $  (450,806)      25,924,999     $       (.02)
                                -----------     -----------      -----------
                                -----------     -----------      -----------


                                    For the year ended September 30, 2005
Basic Loss per Share
Loss to common shareholders    $  (212,574)      13,944,444     $       (.02)
                                -----------     -----------      -----------
                                -----------     -----------      -----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2006 and 2005 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                       MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                               (Continued)

NOTE 3 - INCOME TAXES

As of September 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $680,580 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Net deferred tax assets liabilities)
            consist of the following components:

                                                           September 30, 2006

                Operating loss carryforwards                $     680,380
                Valuation allowance                              (680,380)
                                                            --------------

                Net deferred tax assets (liabilities)       $           -
                                                            --------------
                                                            --------------

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company has not generated significant revenues from its principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 5 - PLANT AND EQUIPMENT

The Company purchased fixed assets during the year ended 09/30/06. It depreciates its assets straight line over a three year life. The leasehold improvements are amortized over a one year period, the life of the lease.

     Assets                             Cost              Depreciation

Computers and related equipment	       7,411                 2,872
Office equipment                       1,453                   503
Motorcycle                            12,926                 3,714
Leasehold improvements                   424                   424
Molds (Unfinished no depreciation)    36,882                     0

                                      59,096                  7513

                      MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                               (Continued)

NOTE 6 - COMMITMENTS

The Company entered into a lease agreement on September 1, 2006 for $750 per month. The lease was on a month to month agreement. The lessor has notified the Company that it is terminating the agreement on December 31, 2006.

On January 16, 2006, the Company entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, the Company has agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The Company have entered into the escrow agreement so that the patent applications will be held in trust and not assigned to any other party until the earlier of the closing of the patent application purchase or April 30, 2006. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stages. There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur. Although, the financing was not completed neither party has withdrawn from the agreement.

The Company entered into a consulting agreement with Casprey Capital Corp. on July 27, 2006 that will expire on June 14, 2007.


NOTE 7 - SUBSEQUENT EVENTS

The Company entered into an agreement with John Lund for a bridge loan in the amount of $50,000 on November 16, 2006.


NOTE 8 - NOTES PAYABLE

The Company entered into an agreement with James Yeung for a bridge loan in the amount of $100,000 with $50,000 received on July 11, 2006 and $50,000 received on August 10, 2006. The loan has an 8% interest rate and with a maturity date of 150 days on December 11, 2006. There has been $1,113 in interest accrued on the loan as at September 30, 2006.

The lender received 250,000 shares of the Company's common stock for issuing the loan. The agreement also calls for the Company to issue an additional 50,000 shares of common stock as a penalty for each month the loan is late. If the loan is not repaid by the maturity date, the lender can convert the loan partially or in full at the conversation rate of $.10 per share.