Form 10QSB
period 2006-12-31
MONUMENTAL MARKETING INC
filed 2007-02-21
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2006


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

                       7 Jabotinsky Street 46th Floor
                         Ramat-Gan, Israel
     (Address of principal foreign executive offices and Zip Code)

(Former name or former address, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 15, 2007, 28,174,999


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of December 31, 2006 and September 30, 2006       3

     Statement of Operations for the Three Months
       ended December 31, 2006 and 2005                                 4

     Statement of Cash Flows for the Three Months ended
       December 31, 2006 and 2005                                       5

     Notes to Financial Statements                                      6

   Item 2.  Business                                                  7-8


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          8

   Item 2.   Changes in Securities                                      8

   Item 3.   Defaults upon Senior Securities                            8

   Item 4.   Submission of Matter to a Vote of Security Holders         8

   Item 5.   Other Information                                          8

   Item 6.   Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                              9

                                   Page Two

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                September 30,       December 31,
                                                                                    2006                2006
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $           20,282  $           38,311
Prepaid Expenses                                                                          5,165               2,643
                                                                             ------------------  ------------------
     Total Current Assets                                                    $           25,447  $           40,954

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,583  $           41,640
0
     TOTAL ASSETS                                                            $           77,030  $           82,594
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          129,100  $          185,152
Notes Payable                                                                           101,113             153,442
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $          230,213  $          340,594

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2006                              28,050              28,175
    28,049,999 shares.  Issued and outstanding December 31, 2006
    28,174,999 shares.
    Additional paid in Capital                                                          499,500             499,500
    Balance Sheet adjustments due to translation differences                               (353)               (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (680,380)           (785,322)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (153,183)           (258,000)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $           77,030  $           82,594
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                  Page Three

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                             For the three months ended         September 16, 1997
                                                     December 31,                 (Inception) to
                                        -------------------------------------       December 31,
                                               2005               2006                 2006
                                        ------------------  -----------------   -----------------
REVENUES
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                          34,443             52,941             189,597
Officer's Compensation                              45,757             19,858             240,324
Consulting Expenses                                 16,335             47,108             178,540
Research and Development                             1,547             27,299              96,017
Legal Fees                                           3,123             24,670              69,900
Depreciation                                         1,270              1,687               8,477

     Total Costs and Expenses           $          102,475 $          173,563   $         782,855

     Net Ordinary Income or (Loss)
     before interest                    $         (102,475)$         (173,563)  $        (782,855)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

     Interest Expense                                2,467                  -               2,467

Net Ordinary Income or (Loss)
     after interest                     $         (104,942)$         (173,563)  $        (785,322)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------
Weighted average number of common
shares outstanding                              28,091,999

Net Loss Per Share                                   (0.00)


                      The accompanying notes are an integral part of these financial statements.



                                                  Page Four

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                         For the three months ended
                                                                December 31,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2006                   2005        December 31, 2006
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $         (104,942)   $         (173,563)   $         (785,322)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                     1,270                 1,687                 9,139
(Increase) Decrease in Prepaid Expenses                          2,522                 1,425                (2,643)
Increase (Decrease) in Accounts Payable                         58,052                (1,492)              187,152
Accrued Interest                                                 2,329                     0                 3,442
Stock issued for services                                          125                     0                 7,675
Theft Loss                                                       8,673                     0                 8,673
Donated Services                                                     0                     0                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (31,971)             (171,943)             (563,690)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             0                   (40)              (61,148)
Sale of fixed assets                                                 0                     0                 1,343
Note Payable                                                    50,000                     0               150,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                    50,000                   (40)               90,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             0                     0                10,000
Issued 500,000 shares of common stock                                0                     0               500,000
Contributed Capital from shareholder                                 0                     0                 1,806
                                                    ------------------    ------------------    ------------------
                                                                     0                     0               511,806

Balance at beginning of period                                  20,282               289,073                     0
Net Increase (Decrease) in cash                                 18,029              (171,983)               38,311
Balance as at end of period                                     38,311               117,090                38,311


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK FOR SERVICES                                     125                     0                 7,675


                      The accompanying notes are an integral part of these financial statements.


                                                  Page Five

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
                                   (Unaudited)
GENERAL

Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
September 30, 2006.


WARRANTS

The Company issued 65,000 warrants in November 2006. This can be exercised at $.15 per share during the next three years. The warrants are not included in the computation of weighted average of shares as it would be ant-dilutive.
The Company will also need to report a loss if the warrants are not exercised.


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

     The Company may obtain funds in one or more private placements on loans to finance the operation of any acquired business, if necessary.

     There can be no assurance that the Company will be able to raise any funds in private placement.

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended December 31, 2006 or 2005.

     The Company had general and administrative expenses of $34,443 for the three month period ended December 31, 2006 and $52,941 for the same period in 2005. The Company had legal fees of $3,123 for the three month period ended December 31, 2006 and $24,670 for the three month period ended December 31, 2005. The Company had consulting expenses of $16,335 for the three month period ended December 31, 2006 and $47,108 for the same period in 2005.

     The decrease in expenses is derived from the limited financial resources of the company.

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 2006, the Company had total current assets of $40,954.00 and total assets of $82,594.00 as compared to $142,607.00 current assets and $165,608.00 total assets at December 31, 2005. The Company had net working capital of $(258,000) at December 31, 2006 and $98,862 at December 31, 2005.

     Net stockholders' equity in the Company was $(153,183)as of December 31, 2006 and $121,863 at December 31, 2005.

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

None.

                            Page Eight

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

     3.2   Bylaws (1)

     3.1   Amended Articles of Incorporation (1)

     31    Certification Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

     32    Certification Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

(b) Reports on Form 8-K. An 8-K was filed in November 2006, reporting the details of a $50,000 loan the Company had acquired.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.



SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

MONUMENTAL MARKETING, INC.



Dated: February 19, 2007

By  Haim Karo
---------------------------------
 /s/ Haim Karo
      President