Form 10QSB
period 2007-03-31
MONUMENTAL MARKETING INC
filed 2007-05-16
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2007


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 9, 2007, 28,174,999


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements


     Auditor's Review                                                   3

     Balance Sheet as of March 31, 2007 and September 30, 2006          4

     Statement of Operations for the Three Months
       ended March 31, 2007 and 2006                                    5

     Statement of Cash Flows for the Three Months ended
       March 31, 2007 and 2006                                          6

     Notes to Financial Statements                                      7

   Item 2.  Management's Discussion And Analysis Or Plan Of Operation   8

   Item 3.  Controls And Procedures                                     9

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          9

   Item 2.   Changes in Securities                                      9

   Item 3.   Defaults upon Senior Securities                            9

   Item 4.   Submission of Matter to a Vote of Security Holders         9

   Item 5.   Other Information                                          9

   Item 6.   Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             10

                                     Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services         4500 Rockside Road, Suite 450, Independence OH 44131
                                              330-836-2558


      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Monumental Marketing, Inc. as of March 31, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 15, 2007
Independence, Ohio

                                     Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                September 30,        March 31
                                                                                    2006               2007
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $           20,282  $           19,606
Prepaid Expenses                                                                          5,165               4,088
                                                                             ------------------  ------------------
     Total Current Assets                                                    $           25,447  $           23,694

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,583  $           40,909
     TOTAL ASSETS                                                            $           77,030  $           64,603
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          129,100  $          232,196
Notes Payable                                                                           101,113             156,442
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $          230,213  $          388,638

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2006                              28,050              28,175
    28,049,999 shares.  Issued and outstanding March 31, 2006
    28,174,999 shares.
    Additional paid in Capital                                                          499,500             499,500
    Balance Sheet adjustments due to translation differences                               (353)               (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (680,380)           (851,357)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (153,183)           (324,035)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $           77,030  $           64,603
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                     Page Four

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                             For the three months ended         September 16, 1997
                                                        March 31,                 (Inception) to
                                        -------------------------------------        March 31,
                                               2005               2006                 2007
                                        ------------------  -----------------   -----------------
REVENUES
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                          11,462             41,530             201,059
Officer's Compensation                              46,210             22,256             286,534
Consulting Expenses                                      -              7,816             178,540
Research and Development                               194             14,632              96,211
Legal Fees                                           4,438              6,245              74,338
Depreciation                                           731              1,962               9,208

     Total Costs and Expenses           $           63,035 $           94,441   $         845,890

     Net Ordinary Income or (Loss)
     before interest                    $          (63,035)$          (94,441)  $        (845,890)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

     Interest Expense                                3,000                  -               5,467

Net Ordinary Income or (Loss)
     after interest                     $          (66,035)$          (94,441)  $        (851,357)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------
Weighted average number of common
shares outstanding                              28,133,332         25,499,999

Net Loss Per Share                                   (0.00)             (0.00)


                      The accompanying notes are an integral part of these financial statements.



                                     Page Five

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                         For the three months ended
                                                                   March 31,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2007                   2006           March 31, 2007
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (66,035)   $          (94,441)   $         (851,357)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                       731                 1,962                 9,870
(Increase)/Decrease in Prepaid Expenses                         (1,445)                5,567                (4,088)
Increase/(Decrease) in Accounts Payable                         45,044                 1,492               232,196
Accrued Interest                                                 3,000                     -                 6,442
Stock issued for services                                            -                     -                 7,675
Theft Loss                                                           -                     -                 8,673
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (18,705)              (85,420)             (582,395)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             -                     -               (61,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                     -               150,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                         -                     -                90,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                     -                     -               511,806

Balance at beginning of period                                  38,311               117,090                     -
Net Increase (Decrease) in cash                                (18,705)              (85,420)               19,606
Balance as at end of period                                     19,606                31,670                19,606


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK FOR SERVICES                                       -                     -                 7,675


                      The accompanying notes are an integral part of these financial statements.


                                     Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)
GENERAL

Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
September 30, 2006.


WARRANTS

The Company issued 65,000 warrants in November 2006. This can be exercised at $.15 per share during the next three years. The warrants are not included in the computation of weighted average of shares as it would be ant-dilutive.
The Company will also need to report a loss if the warrants are not exercised.

SUBSEQUENT EVENTS

On April 2, 2007 the company's directors approved a Shares and Options Global plan, under which options to acquire common shares and issuances of common shares may be made to the company's directors, service providers and employees. A total of 11,250,000 shares may be issued pursuant to the Stock Option Plan.

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


                                     Page Seven

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. n light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

     There can be no assurance that the Company will be able to raise any funds inprivate placement.

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended March 31, 2007 or 2006 because it is a shell company that has not had any business operations for the past three years.

     The Company had general and administrative expenses of $11,462 for the three month period ended March 31, 2007 and $41,530 for the same period in 2006. The Company had legal fees of $4,438 for the three period ended March 31, 2007 and $6,245 for the three month period ended March 31, 2006 The Company had consulting expenses of $-0- for the three month period ended March 31, 2007 and $7,816 for the same periodin 2006.

The decrease in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2007, the Company had total current assets of $23,694 and total assets of $64,603 as compared to $43,996 current assets and $75,015 total assets at March 31, 2006. The Company had net working capital of $(364,944) at March 31, 2007 and $(3,950) at March 31, 2006.

         Net stockholders' equity in the Company was $(324,035)as of March 31, 2007 and $27,069 at March 31, 2006.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None/Not Applicable.

ITEM 5.  OTHER INFORMATION

         SUBSEQUENT EVENTS

         On April 2, 2007 the company's directors approved a Shares and Options Global plan, under which options to acquire common shares and issuances of common shares may be made to the company's directors, service providers and employees. A total of 11,250,000 shares may be issued pursuant to the Stock Option Plan.


                                     Page Nine

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

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

                MONUMENTAL MARKETING, INC.



                Dated: May  15, 2007

                By    Haim Karo
                ---------------------------------
                     /s/ Haim Karo
                     President