Form 10QSB
period 2007-06-30
MONUMENTAL MARKETING INC
filed 2007-08-20
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2007


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
         August 16, 2007, 29,224,999

         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements


     Auditor's Review                                                   3

     Balance Sheet as of June 30, 2007 and September 30, 2006           4

     Statement of Operations for the Three Months
       ended June 30, 2007 and 2006                                     5

     Statement of Cash Flows for the Three Months ended
       June 30, 2007 and 2006                                           6

     Notes to Financial Statements                                      7

   Item 2.  Management's Discussion And Analysis Or Plan Of Operation   8

   Item 3.  Controls And Procedures                                     9

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          9

   Item 2.   Changes in Securities                                      9

   Item 3.   Defaults upon Senior Securities                            9

   Item 4.   Submission of Matter to a Vote of Security Holders         9

   Item 5.   Other Information                                          9

   Item 6.   Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             10

                                     Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services         4500 Rockside Road, Suite 450, Independence OH 44131
                                              330-836-2558


      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Monumental Marketing, Inc. as of June 30, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 19, 2007
Independence, Ohio

                                     Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                September 30,           June 30
                                                                                    2006                  2007
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $           20,282  $           40,795
Prepaid Expenses                                                                          5,165               9,356
                                                                             ------------------  ------------------
     Total Current Assets                                                    $           25,447  $           50,154

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,583  $           45,179
7    TOTAL ASSETS                                                            $           77,030  $           95,333
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          129,100  $          259,703
Notes Payable                                                                           101,113             260,496
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $          230,213  $          520,199

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2006                              28,050              28,425
    28,049,999 shares.  Issued and outstanding June 30, 2007
    28,424,999 shares.
    Options - Issued and Outstanding June 30, 2007, 5,000,000                                                 5,000
    Additional paid in Capital                                                          499,500             499,500
    Balance Sheet adjustments due to translation differences                               (353)               (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                             (680,380)           (957,438)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (153,183)           (424,866)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $           77,030  $           95,333
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                     Page Four

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                             For the three months ended         September 16, 1997
                                                        June 30,                   (Inception) to
                                        -------------------------------------        June 30,
                                               2007               2006                 2007
                                        ------------------  -----------------   -----------------
REVENUES
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                          12,435             26,763             213,494
Officer's Compensation                              30,895             50,797             317,429
Consulting Expenses                                 54,424              3,664             232,964
Research and Development                               204              6,734              96,415
Legal Fees                                           3,338              5,009              77,676
Depreciation                                           731              1,851               9,939

     Total Costs and Expenses           $          102,027 $           94,818   $         947,917

     Net Ordinary Income or (Loss)
     before interest                    $         (102,027)$          (94,818)  $        (947,917)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

     Interest Expense                                4,054                  -               9,521

Net Ordinary Income or (Loss)
     after interest                     $         (106,081)$          (94,818)  $        (957,438)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------
Weighted average number of common
shares outstanding                              28,174,999

Net Loss Per Share                                   (0.00)


                      The accompanying notes are an integral part of these financial statements.



                                     Page Five

                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                         For the three months ended
                                                                   June 30,                    September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2007                2006              June 30, 2007
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $         (106,081)   $          (94,818)   $         (957,438)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                       731                 1,851                10,601
(Increase)/Decrease in Prepaid Expenses                          5,271                 6,464                 1,183
Increase/(Decrease) in Accounts Payable                         29,312                84,637               261,508
Accrued Interest                                                 4,054                     -                10,496
Stock issued for services                                        5,250                     -                12,925
Theft Loss                                                           -                     -                 8,673
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (61,463)               (1,866)             (643,858)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                        (4,270)              (25,817)              (65,418)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                    86,922                     -               236,922
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                    82,652               (25,817)              172,847

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                     -                     -               511,806

Balance at beginning of period                                  19,606                31,670                     -
Net Increase (Decrease) in cash                                 21,189               (27,863)               40,795
Balance as at end of period                                     40,795                 3,987                40,795


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK FOR SERVICES                                   5,250                     -                12,925


                      The accompanying notes are an integral part of these financial statements.


                                     Page Six

                           MONUMENTAL MARKETING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Unaudited)
GENERAL

Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
September 30, 2006.

COMMON STOCK

The Company issued 250,000 shares of common stock as part of a bridge loan on June 1, 2007.

WARRANTS

The Company issued 65,000 warrants in November 2006. This can be exercised at $.15 per share during the next three years. The warrants are not included in the computation of weighted average of shares as it would be ant-dilutive.
The Company will also need to report a loss if the warrants are not exercised.

OPTIONS

The Company issued 5,000,000 options in April 2007. These can be exercised at $.001 per share during the next ten years.


SUBSEQUENT EVENTS

On August 6, 2007 the company's directors issued 800,000 shares of the company's common stock for $200,000.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended June 30, 2007 or 2006 because it is a shell company that has not had any business operations for the past three years.

     The Company had general and administrative expenses of $12,435 for the three month period ended June 30, 2007 and $26,763 for the same period in 2006. The Company had legal fees of $3,338 for the three period ended June 30, 2007 and $5,009 for the three month period ended June 30, 2006. The Company had consulting expenses of $54,424 for the three month period ended June 30, 2007 and $3,664 for the same periodin 2006.

The increase in expenses is attributed to the company's pursuit of intellectual property and the development of that property and its business plan.


CAPITAL RESOURCES AND LIQUIDITY

     At June 30, 2007, the Company had total current assets of $50.154 and total assets of $95.333 as compared to $9,849 current assets and $64,834 total assets at June 30, 2006. The Company had net working capital of $(470,045) at June 30, 2007 and $(131,634) at June 30, 2006.

         Net stockholders' equity in the Company was $(424,866) as of June 30, 2007 and $(67,749) at June 30, 2007.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None/Not Applicable.

ITEM 5.  OTHER INFORMATION

         SUBSEQUENT EVENTS

         On August 6, 2007 the company's sold 800,000 shares of its common stock for $200,000.


                                     Page Nine

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        An 8-K on April 2, 2007 announced the stock option plan authorizing up to 11,250,000 shares of common stock to be issued. An 8-K filed on June 1, 2007 included the details of a stock option agreement and the details on a promissory note to JRC. The agreement for the promissory note included JRC receiving 250,000 shares of the company's common stock. An 8-K on June 22, 2007 contained informatin about an amendment to the agreement with Yehuda Meller.


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

                MONUMENTAL MARKETING, INC.



                Dated: August 19, 2007

                By    Haim Karo
                ---------------------------------
                     /s/ Haim Karo
                     President