Form 10-K
period 2007-09-30
MONUMENTAL MARKETING INC
filed 2008-01-14
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

                              (MARK ONE)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For Fiscal Year Ended: September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for Such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Check if the company is a shell company as specified by the rule. [x]

At December 27, 2007, the aggregate market value of all shares of voting stock held by non-affiliates was $11,763,269. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 27, 2007, was as follows: Common Stock $.001 par value, 32,546,095 shares.

Total revenues for fiscal year ended September 30, 2007: $0

At December 27, 2007, the number of shares of common stock outstanding was 32,546,095.

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

There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. If the financing is not completed by April 30, 2006, both parties have the right to not enter into the technology transfer agreement. If this happens, the patent application purchase will not occur. At this time, the Company has signed an amended agreement that was exhibited in an 8K in June 2007.


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

Management has currently successfully created trading market to develop the Company's securities. The Company has successfully implemented several stages of its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has maintained a two room office under a month to month agreement that expired on October 31, 2007. The Company is currently seeking new office arrangements.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is currently traded under the symbol MNUM. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

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

RESULTS OF OPERATIONS

During the period from September 16, 1997 through September 30, 2007, the Company has proceeded to follow its business plan that includes completing the development of the molds necessary to manufacture the product. The Company has also been developing its marketing plan for the product. No revenues were received by the Company during this period.

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


LIQUIDITY AND FINANCIAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2007, reflects a current asset value of $603,921, and a total asset value of $659,100.

Liquidity and Capital Resources
Cash requirements of the Company have been met by funds provided from two private placements that raised $510,000 and two loans totally $250,000. The ratio of current assets to current liabilities at September 30, 2007 was 1 to 3 compared to 1 to 3 on September 30, 2006. The working capital of the Company as of September 30, 2007 was $(1,267,497). The working capital at September 30, 2006 was (153,183). Cash was $82,338 at fiscal 2007 year end versus $20,282 at fiscal 2006 year end. Analysis of Operating, Investing and Financing Activities During 2007. During 200, the Company increased its accounts payable by $151,457 and its short term notes payable by $111,054 mainly as a result of its pursuit of an agreement on certain patent technology and development of the product.

Selling, General and Administrative Expenses.
The Company's selling, general and administrative decreased from $132,148 to $50,163 during the fiscal year ended September 30, 2007. Officer's compensation increased to $178,061 from $141,538 during the year. Legal fees decreased to $17,834 from $49,153 during the year. Consulting expenses increased to $84,304 form $79,869 during the year. Research and Development increased from 40,899 to $75,002 during the year.

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

SUBSEQUENT EVENTS

Members of the board are questioning the Stock option plan and the subsequent issues of stock to management of the Company.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 on page 9 for a list of the financial statements and financial statement schedules included.


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

DIRECTOR'S NAME    AGE          OFFICE                       TERM EXPIRES
Haim Karo           42  President, Secretary and Director   April 30, 2008
Raanan Alergand     41  Treasurer and Director              April 30, 2008

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

CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2007 and may continue to exist between the Company and its officers and directors due to the fact that they has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

None of the executive officer's annual salary and bonus exceeded $60,000 in cash payments during any of the Company's last two fiscal years.

Officer's and Directors are currently being compensated under a verbal agreement. They are in negotiation for written agreement.

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 32,546,095 shares of issued and outstanding Common Stock of the Company as of September 30, 2007 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS
OF BENEFICIAL OWNERS /        NATURE OF            SHARES
DIRECTORS                     OWNERSHIP             OWNED        PERCENT
----------------------------------------------------------------------------
Eda capital Corporation     Common Stock          2,233,334         6.9%
Rolfe Investments Ltd       Common Stock          2,358,333         7.2%
Zeev                        Common Stock          3,233,333         9.9%
Zegal & Ross Capital LLC    Common Stock          3,333,333        10.2%
Officers and Directors      Common Stock            972,222         3.0%
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

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets
  September 30, 2007 and 2006                                        F - 2

Statements of Operations for the
  Years Ended September 30, 2007 and 2006                            F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2007          F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2007 and 2006                            F - 5

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

(b) Reports on Form 8-K.

On November 16, 2006, the Company entered into a bridge loan agreement with John Lund for $50,000.

On April 6, 2007, the Company approved a Shares and Options Global plan where options to purchase common stock upto 11,500,000 shares was established.

On June 1, 2007, the Company entered into a loan agreement with JRC for the amount $100,000. The Company also authrorized the granting of 5,000,000 stock options at an exercise price of $.001.

On June 22, 2007, the Company amended its agreement with Yehuda Meller.

On July 17, 2007, the Company filed an 8K announcing a change in auditor in September 2004.

On August 12, 2007, the Company concluded a private placement for 800,000 common shares for $200,000.

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

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Monumental Marketing, Inc. have concluded that Monumental Marketing, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2005 and 2004:

           Service                          2007           2006
-------------------------               -----------     -----------
Audit Fees                              $    8,500     $     10,500
Audit-Related Fees                           7,500            7,937
Tax Fees                                     1,500                -
All Other Fees                                   -                -
                                        -----------     -----------
Total                                   $    17,500    $     18,437
                                        -----------     -----------
                                        -----------     -----------

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



Dated: January 14, 2008

By  Haim Karo
---------------------------------
   /s/ Haim Karo
      President

                         MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2007 AND 2006

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets
  September 30, 2007 and 2006.........................................F - 2

Statements of Operations for the
  Years Ended September 30, 2007 and 2006.............................F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2007...........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2007 and 2006.............................F - 5

Notes to Financial Statements.........................................F - 6

Pollard-Kelley Auditing Services, Inc.
Auditing Services               4500 Rockside Road #450 Independence, OH 44333
                                                                  330-836-2558


            Report of Independent Registered Public Accounting Firm


Board of Directors
Monumental Marketing, Inc.

We have audited the accompanying balance sheets of Monumental Marketing, Inc. as of September 30, 2007 and 2006, and the related statements of income, changes in stockholders' equity, and cash flows for the two years in the period ended September 30, 2007 and for the period from September 16, 1997 (Inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor among others as disclosed in Note 1 may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing, also disclosed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2007 and 2006, and the results of its operations and its cash flows for the two years ended September 30, 2007, and the period from September 30, 1997 (Inception) through September 30, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

January 14, 2008

                       MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                         September 30,
                                                                                    2007                2006
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $           82,338  $           20,282
Prepaid Expenses                                                                         34,083               5,165
Prepaid Financing                                                                       487,500
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          603,921  $           25,477

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           55,179  $           51,583

     TOTAL ASSETS                                                            $          659,100  $           77,030
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          280,557  $          129,100
Derivative Liability                                                                  1,378,694
Notes Payable                                                                           212,167             101,213
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $        1,871,418  $          230,213

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2007                              30,718              28,050
    30,717,622 shares.  Issued and outstanding September 30, 2006
    28,049,999 shares.
    Additional paid in Capital                                                        2,000,220             499,500
    Balance Sheet adjustments due to translation differences                               (353)               (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (3,242,903)           (680,380)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                      (1,212,318            (153,183)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          659,100  $           77,030
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                  Inception of
                                          ---------------------------------         Development
                                               2007               2006                 Stage
                                          --------------     --------------     ------------------
REVENUES
Revenues                                  $           -      $           -      $            -

COSTS AND EXPENSES
General and Administrative                       50,163            132,140             205,317
Officer's Compensation                          178,061            141,538             372,628
Consulting Expenses                              84,304             79,869             246,509
Research and Development                         75,002             40,899             169,472
Legal Fees                                       17,834             49,153              84,611
Incentive Based Compensation                  1,250,000                  -           1,250,000
Depreciation                                      2,732              7,207               9,939

     Total Costs and Expenses             $   1,658,096      $     450,806      $    2,338,476

     Net Ordinary Income or (Loss)        $  (1,658,096)     $    (450,806)     $   (2,338,476)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------

OTHER INCOME (EXPENSES)
Interest Expense                                (13,233)                               (13,233)
Derivative Interest Expense                     (12,500)                               (12,500)
Other Comprehensive Income/(Expense)           (878,694)                              (878,694)

     Total Other Income/(Expense)         $    (904,427)                        $     (904,427)

                    Net (Loss)            $  (2,562,523)                        $   (3,242,903)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------
Weighted average number of common
shares outstanding                              28,495,218

Net Loss Per Share                                   (0.09)


                      The accompanying notes are an integral part of these financial statements.


                                    MONUMENTAL MARKETING, INC.
                                  (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2007

                                                                                            Accumulated    Balance Sheet
                                                                            Additional    Deficit during    Adjustments
                                                Common          Stock         Paid-In      Developmental       due to
                                                Shares          Amount        Capital          Stage        Translation
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                        (1,025)

Balance at September 30, 1997                             -  $           - $           -          (1,025)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Issuance of Stock for Services                    1,000,000          1,000

Net (Loss)                                                                                           (25)

Balance at September 30, 1998                     1,000,000          1,000             -          (1,050)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Capital contributed by shareholder                        -              -            75               -

Net (Loss)                                                -              -             -             (25)

Balance at September 30, 1999                     1,000,000          1,000            75          (1,075)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Capital contributed by shareholder                        -              -         1,448               -

Net (Loss)                                                                                        (1,756)

Balance at September 30, 2000                     1,000,000          1,000         1,523          (2,831)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Capital contributed by shareholder                        -              -           358               -

Net (Loss)                                                -              -             -          (1,750)

Balance at September 30, 2001                     1,000,000          1,000         1,881          (4,581)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                -              -             -            (100)

Balance at September 30, 2002                     1,000,000          1,000         1,881          (4,681)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                          (100)

Balance at September 30, 2003                     5,000,000          5,000             -          (6,900)
                                            ---------------  -------------  ------------   -------------  ----------------
Net (Loss)                                                                                          (100)

Balance at September 30, 2004                     5,000,000          5,000             -          (7,000)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Issued 19,999,999 shares of $10,000
in June 2005                                     19,999,999         20,000                       (10,000)

Issued 500,000 shares of $500,000
in June 2005                                        500,000            500       499,500

Net (Loss)                                                                                      (212,574)

Balance at September 30, 2005                    25,499,999         25,000       499,500        (229,574)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Issued common stock in consideration
of receiving a loan on July 30, 2006                250,000            250

Issued common stock for a
consulting contract on July 30, 2006              2,300,000          2,300

Net (Loss)                                                                                      (450,806)             (353)

Balance at September 30, 2006                    28,049,999         28,050       499,500        (680,380)             (353)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

Issued common stock in consideration
of receiving a loan on November 30, 2006            125,000            125

Issued 5,000,000 options                                                       1,250,000

Issued common stock in for a consulting
contract on May 4, 2007                             250,000            250

Issued common stock for exchange of
convertible note                                    520,400            521        51,520

Issued common stock for exchange of
for cash                                            800,000            800       199,200

Excercised 972,233 options for common
stock                                               972,223            972

Net (Loss)                                                                                    (2,562,523)

Balance at September 30, 2007                    30,717,622         30,718     2,000,220      (3,242,903)
                                            ---------------  -------------  ------------   -------------  ----------------
                                            ---------------  -------------  ------------   -------------  ----------------

                      The accompanying notes are an integral part of these financial statements.


                                             MONUMENTAL MARKETING, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2007                   2006       September 16, 2006
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $       (2,562,523)   $         (450,806)   $       (3,242,903)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                     2,732                 7,207                11,026
(Increase) Decrease in Current Assets                          (34,083)               22,510               (39,673)
(Increase) Decrease in Current Assets                         (487,500)                    -              (487,500)
Increase (Decrease) in Current Liabilities                   1,529,876                83,863             1,658,976
Accrued Interest                                                23,554                 1,113                24,667
Stock issued for services                                    1,250,000                 2,550             1,257,550
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                 (277,944)             (333,563)             (809,663)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                       (10,000)              (36,571)              (71,148)
Sale of fixed assets                                                 -                 1,343                 1,343
Note Payable                                                   150,000               100,000               250,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                   140,000                64,772               180,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                          200,000                     -               200,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                               200,000                     -               711,806

Balance at beginning of period                                  20,282               289,073                     -
Net Increase (Decrease) in cash                                 62,056              (268,791)               82,338
Balance as at end of period                                     82,338                20,282                82,338


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPTION FOR SERVICES                     1,250,000                 2,550             1,257,550


                      The accompanying notes are an integral part of these financial statements.


                       MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $1,562,523 and $451,006 for the years ended September 30, 2007 and 2006 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.
The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

                      MONUMENTAL MARKETING, INC.
                    (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
                               (Continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

For the year ended September 30, 2007
Basic Loss per Share
Loss to common shareholders    $ (2,562,523)     28,495,218     $       (.02)
                                -----------     -----------      -----------
                                -----------     -----------      -----------


                                    For the year ended September 30, 2006
Basic Loss per Share
Loss to common shareholders    $   (450,806)     25,924,999     $       (.02)
                                -----------     -----------      -----------
                                -----------     -----------      -----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2007 and 2006 and are thus not considered.

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

                       MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
                               (Continued)

NOTE 3 - INCOME TAXES

As of September 30, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,242,903 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Net deferred tax assets liabilities)
            consist of the following components:

                                                           September 30, 2007

                Operating loss carryforwards                $    3,242,903
                Valuation allowance                             (3,242,903)
                                                            --------------

                Net deferred tax assets (liabilities)       $            -
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

NOTE 5 - PLANT AND EQUIPMENT

The Company purchased fixed assets during the year ended 09/30/07. It depreciates its assets straight line over a three year life. The leasehold improvements are amortized over a one year period, the life of the lease.

     Assets                             Cost              Depreciation

Computers and related equipment	       7,411                 5,316
Office equipment                       1,453                   983
Molds (Unfinished no depreciation)    51,883                     0

      Totals                          60,747                 6,299

                      MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
                               (Continued)

NOTE 6 - COMMITMENTS

The Company currently does not have a lease or rental agreement for office space.

On January 16, 2006, the Company entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, the Company has agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The Company have entered into the escrow agreement so that the patent applications will be held in trust and not assigned to any other party until the earlier of the closing of the patent application purchase or April 30, 2006. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stages. There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. The Company signed an amended agreement in July 2007.


NOTE 7 - SUBSEQUENT EVENTS

Members of the Company's board of directors are researching the validity of the option plan filed in April 2007 and the subsequent granting of options and issuiance of stock.


NOTE 8 - NOTES PAYABLE

The Company entered into an agreement with James Yeung for a bridge loan in the amount of $100,000 with $50,000 received on July 11, 2006 and $50,000 received on August 10, 2006. The loan has an 8% interest rate and with a maturity date of 150 days on December 11, 2006. The note was converted for 520,400 shares effective in April 2007.

The lender received 250,000 shares of the Company's common stock for issuing the loan. The agreement also calls for the Company to issue an additional 50,000 shares of common stock as a penalty for each month the loan is late. If the loan is not repaid by the maturity date, the lender can convert the loan partially or in full at the conversation rate of $.10 per share.

The Company entered into an agreement with JRC for a bridge loan in the amount of $100,000 on May 14, 2007. The loan has an 8% interest rate and with a maturity date of 150 days on December 11, 2006.

The lender received 250,000 shares of the Company's common stock for issuing the loan. The agreement also calls for the Company to issue an additional 50,000 shares of common stock as a penalty for each month the loan is late. If the loan is not repaid by the maturity date, the lender can convert the loan partially or in full at the conversation rate of $.10 per share.