Form 10-Q
period 2007-12-31
Safer Shot, Inc.
filed 2008-02-19
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                    (Mark One)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2007


       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                                 Safer Shot, Inc.
                                       fka
                           Monumental Marketing, Inc.
                      (Exact name of small business issuer as
                            specified in its charter)

                                     Nevada
                  (State or other jurisdiction of incorporation)

                                   000-28769
                             (Commission File Number)

                                  20-2969972
                       (IRS Employer Identification No.)

                                 110 E. 59th Street
                             New York, New York 10022
          (Address of principal United States executive offices and Zip Code)

                               (212) 265-8600 ext 215
                   (Registrant's telephone number, including area code)

                             7 Jabotinsky Street 46th Floor
                                     Ramat-Gan, Israel
           (Address of principal foreign executive offices and Zip Code)

                              20 Robert Pitt Drive, Suite 214
                                  Monsey, New York 10952
           (Former name or former address, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 14, 2008, 31,613,872

  Check if the company is a shell company as specified by the rule. [X]

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                   INDEX
                                                                       Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Auditor's Review                                                   3

     Balance Sheet as of December 31, 2007 and September 30, 2007       4

     Statement of Operations for the Three Months
       ended December 31, 2007 and 2006                                 5

     Statement of Cash Flows for the Three Months ended
       December 31, 2007 and 2006                                       6

     Notes to Financial Statements                                      7

   Item 2.  Business                                                    8

   Item 3.  Controls and Procedures                                     9

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          9

   Item 2.   Changes in Securities                                      9

   Item 3.   Defaults upon Senior Securities                            9

   Item 4.   Submission of Matter to a Vote of Security Holders         9

   Item 5.   Other Information                                          9

   Item 6.   Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             10

                                   Page Two

Pollard-Kelley Auditing Services, Inc.
Auditing Services         4500 Rockside Road, Suite 450, Independence OH 44131
                                              330-836-2558


      Report of Independent Certified Public Accountants


Board of Directors
Monumental Marketing, Inc.

We have reviewed the accompanying consolidated balance sheets of Safer Shot, Inc. as of December 31, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

February 19, 2008
Independence, Ohio

                                     Page Three

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              SAFER SHOT, INC.
                      (A Development Stage Company)

                              BALANCE SHEETS


                                                                                December 31,        September 30,
                                                                                    2007                2007
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $           71,253  $           82,338
Prepaid Expenses                                                                         19,967              34,083
Prepaid Financing                                                                       475,000             487,500
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          566,220  $          603,921

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           52,694  $           55,179

     TOTAL ASSETS                                                            $          618,914  $          659,100
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          315,722  $          280,557
Derivative Liability                                                                    978,696           1,378,694
Notes Payable                                                                           216,167             212,167
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $        1,510,585  $        1,871,418

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding December 31, 2007                               32,903              30,718
    32,902,762 shares.  Issued and outstanding September 30, 2007
    30,717,622 shares.
    Additional paid in Capital                                                        2,030,180           2,000,220
    Balance Sheet adjustments due to translation differences                               (353)               (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (2,954,401)         (3,242,903)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (891,671)         (1,212,318)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          618,914  $          659,100
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                  Page Four

                                                 SAFER SHOT, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                           For the three months ended           September 16, 1997
                                                     December 31,                 (Inception) to
                                        -------------------------------------       December 31,
                                               2007               2006                 2007
                                        ------------------  -----------------   -----------------
REVENUES
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES
General and Administrative                          56,123             34,443             261,440
Officer's Compensation                              10,735             45,757             383,363
Consulting Expenses                                  9,652             16,335             256,161
Research and Development                            10,834              1,547             180,306
Legal Fees                                           6,262              3,123              90,873
Incentive Based Compensation                             -                  -           1,250,000
Depreciation                                           659              1,270              10,598

     Total Costs and Expenses           $           94,265 $          102,475   $       2,432,741

     Net Ordinary Income or (Loss)
     before interest                    $          (94,265)$         (102,475)  $      (2,432,741)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

OTHER INCOME/(EXPENSES)

Interest Expense                                    (4,000)            (2,467)            (17,233)
Derivative Interest Expense                        (12,500)                               (25,000)
Other Comprehensive Income/Expense                 399,998)                              (478,696)

     Total Other Income/(Expenses)      $          383,498 $                    $        (520,929)

Net Ordinary Income or (Loss)           $          289,233)$         (104,942)  $      (2,953,670)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------
Weighted average number of common
shares outstanding                              31,976,835

Net Loss Per Share                                   (0.01)


                      The accompanying notes are an integral part of these financial statements.



                                                  Page Five

                                                  SAFER SHOT, INC.
                                           (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                           For the three months ended             September 16, 1997
                                                                    December 31,                   (Inception) to
                                                       -------------------------------------         December 31,
                                                               2007               2006                   2007
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          289,233    $         (104,942)   $       (2,953,670)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                       659                 1,270                11,685
(Increase) Decrease in Prepaid Expenses                         14,116                 2,522               (25,557)
(Increase) Decrease in Prepaid Financing                        12,500                58,052              (475,000)
Increase (Decrease) in Current Liabilities                    (360,404)                2,329             1,289,899
Accrued Interest                                                 4,000                   125                28,667
Theft Loss                                                           -                 8,673                 8,673
Stock issued for services                                            -                     -             1,257,550
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (39,896)              (31,971)             (849,559)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                        (1,189)                    -               (72,337)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                                          50,000               250,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                    (1,189)               50,000               179,006

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                            30,000                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                30,000                     -               741,806

Balance at beginning of period                                  82,338                20,282                     -
Net Increase (Decrease) in cash                                (11,085)               18,029                71,253
Balance as at end of period                                     71,253                38,311                71,253


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPIONS FOR SERVICES                             -                   125             1,257,550


                      The accompanying notes are an integral part of these financial statements.


                                                  Page Six

                                 SAFER SHOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
                                   (Unaudited)

GENERAL

Safer Shot, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2007.

COMMON STOCK

The Company issued 40,000 shares of common stock for cash in October. The Company issued 2,145,140 shares of common stock from exercise of options issued in April 2007.

WARRANTS

The Company issued 65,000 warrants in November 2006. This can be exercised at $.15 per share during the next three years. The warrants are not included in the computation of weighted average of shares as it would be ant-dilutive.
The Company will also need to report a loss if the warrants are not exercised.

The Company issued 40,000 warrants exercisable at $2.00 per share in connection with the issuance of 40,000 shares of its common stock in October 2007.

OPTIONS

The Company issued 5,000,000 options in April 2007. These can be exercised at $.001 per share during the next ten years.

SUBSEQUENT EVENTS

On January 29, 2008, the company's directors issued a bridge note for $100,000. There were 100,000 warrants issued as part of the transaction. These warrants are exercisable at $.35 with a 5 year term.

The Company signed a non binding letter of intent to acquire 49% of Miniature Machine Corporation on February 11, 2008

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


                               Page Seven

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward- l ooking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended December 31, 2007 or 2006.

     The Company had general and administrative expenses of $56,123 for the three month period ended December 31, 2007 and $34,443 for the same period in 2006. The Company had legal fees of $6,262 for the three month period ended December 31, 2007 and $3,123 for the three month period ended December 31, 2006. The Company had consulting expenses of $9,652 for the three month period ended December 31, 2007 and $16,335 for the same period in 2006.

     The changes in expenses are derived from the limited financial resources of the company and its pursuit of its business plan.

CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 2007, the Company had total current assets of $566,220 and total assets of $618,914 as compared to $40,954 current assets and $82,594 total assets at December 31, 2006. The Company had net working capital of $(944,365) at December 31, 2007 and $(299,640) at December 31, 2006.

     Net stockholders' equity in the Company was $(891,671)as of December 31, 2007 and $(258,000) at December 31, 2006.

                            Page Eight

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

     There have been no changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

The Company sold 40,000 shares of its common restricted stock for cash.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

SUBSEQUENT EVENTS

The Company issued a bridge note in the amount of $100,000 on January 29, 2008. The holder received 100,000 warrants that may be exercised for $.35 with a term of 5 years.

The Company announced a non-binding letter of intent to purchase 49% of Miniature Machine Corporation on February 11, 2008.


                            Page Nine

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

SAFER SHOT, INC.

Dated: February 19, 2008

By  Margaret Johns
---------------------------------
 /s/ Margaret Johns
      President