Form 10-Q
period 2008-03-31
Safer Shot, Inc.
filed 2008-05-14
CIK 1101093

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


                          110 E 59th St  25th Floor
                             New York, New York 10022
        (Address of principal United States executive offices and Zip Code)

                             212-265-8600 ext 215
              (Registrant's telephone number, including area code)

            (Former name or former address, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 9, 2008, 32,113,872


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at March 31, 2008
          (unaudited)                                                       4

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2008 and 2007                        5

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2008 and 2007                              6

          Notes to Unaudited Financial Statements                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      8

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 9

ITEM 2.   CHANGES IN SECURITIES                                             9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                9

ITEM 5.   OTHER INFORMATION                                                 9

ITEM 6.   EXHIBITS                                                          9

SIGNATURES                                                                  9

                                     Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


Pollard-Kelley Auditing Services, Inc.
Auditing Services         4500 Rockside Road, Suite 450, Independence OH 44131
                                              330-836-2558


      Report of Independent Certified Public Accountants


Board of Directors
Safer Shot, Inc.

We have reviewed the accompanying consolidated balance sheets of Safer Shot, Inc., (formerly Monumental Marketing,, Inc.) as of March 31, 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 13, 2008
Independence, Ohio

                                     Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                            SAFER SHOT, INC.
	             fka Monumental Marketing, Inc.
                      (A Development Stage Compan
                 CONDENSED CONSOLIDATED BALANCE SHEET
                          as of March 31, 2008
                              (Unaudited)



ASSETS:
Current Assets
Cash                                                                         $    58,211
Prepaid Expenses                                                                 462,500
                                                                             -----------
     Total Current Assets                                                    $   520,711

Fixed Assets
Fixed Assets (net of Depreciation)                                           $    51,883
                                                                             -----------

     Total Assets                                                            $   572,694
                                                                             -----------
                                                                             -----------

LIABILITIES AND EQUITY:
Current Laibilities
Accounts Payable                                                             $    93,027
Accounts Payable in Dispute                                                      211,106
Derivative Liability                                                             458,836
Notes Payable                                                                    322,035
                                                                             -----------
     Total Current Liabilities                                               $ 1,085,004
                                                                             -----------

Equity
Common stock - $0.001 par value, 75,000,000 shares authorized:
       issued and outstanding  March 31, 2008 30,757,622 shares              $    30,758
Additional paid in capital                                                       780,180
Retained Earnings or (Deficit accumulated during development stage)           (1,323,348)
                                                                             -----------
     Total Equity                                                            $  (512,410)
                                                                             -----------
     Total Liabilities And Equity                                            $   572,594
                                                                             -----------
                                                                             -----------

                      The accompanying notes are an integral part of these financial statements.


                                     Page Four

                                            SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the three months ended as of March 31, 2008 and 2007


                                             For the three months ended         September 16, 1997
                                                        March 31,                 (Inception) to
                                        -------------------------------------        March 31,
                                               2008               2007                 2008
                                        ------------------  -----------------   -----------------
REVENUES:
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES:
General and Administrative                          53,369            1114620             313,809
Officer's Compensation                                                 46,210             383,363
Consulting Expenses                                 37 999                  -             878,825
Research and Development                                 -                194             180,306
Legal Fees                                          11,565              4,438             102,438
Incentive Based Compensation                             -                71            1,250,000
Depreciation                                             -                  -              10,598

     Total Costs and Expenses                      101,933             63,035           2,524,339

     Net Ordinary Income or (Loss)      $         (101,993) $         (63,035)  $      (2,524,339)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------


OTHER INCOME (EXPENSES):
Interest Expense                        $           (5,868) $               -   $         (23,101)
Derivative Interest Expense                         12,500                  -             (37,500)
Other Comprehensive Income/(Expense)             1,740,288                  -           1,261,592

     Total Other Income/(Expenses)      $        1,721,920  $               -   $       1,200,991
                                        ------------------  -----------------   -----------------
     Net Ordinary Income or (Loss)      $        1,619,987  $         (63,035)  $      (1,323,348)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

Interest on Convertible Note                        (1,868)

     Net Income Or (Loss) for
     earnings per share                          1,621,855

Weighted average number of common
shares outstanding                              32,439,799

Net Income or (Loss) Per Share                        0.05


                      The accompanying notes are an integral part of these financial statements.



                                     Page Five

                                             SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the three months ended as of March 31, 2008 and 2007


                                                         For the three months ended
                                                                   March 31,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2008                   2007           March 31, 2008
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $        1,619,987)  $          (66,035)   $         (851,357)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                   731                11,685
(Increase)/Decrease in Prepaid Expenses                         25,557                (1,445)                    -
Increase/(Decrease) in Prepaid Financing                        12,500                     -              (462,500)
Increase/(Decrease) in Prepaid Current Liabilities            (498,900)               45,044               780,664
Accrued Interest                                                18,368                 3,000                47,035
Stock and Options issued for services                       (1,250,000)                    -                 7,550
Theft and Abandonment Loss                                     (30,553)                    -               (21,880)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $         (103,041)  $           (18,705)  $          (982,600)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $                 -   $           (72,337)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                    90,000                     -               340,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $           90,000   $                 -   $           269,006

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $                 -   $           741,806

Balance at beginning of period                                  71,253                38,311                     -
Net Increase (Decrease) in cash                                (18,705)              (18,705)               58,212
Balance as at end of period                                     58,212                19,606                58,212


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock For Services                                       -                     -                 7,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Six

                                  SAFER SHOT, INC.
		          fka Monumental Marketing, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (Unaudited)
GENERAL

Safer Shot, Inc. fka Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2006.

COMMON STOCK

The Company issued 40,000 shares of common stock for cash in October. The Company issued 2,145,140 shares of common stock from exercise of options issued in April 2007. The Company canceled 2,145,140 shares of common stock on March 28, 2008.

WARRANTS

The Company issued 65,000 warrants in November 2006, which can be exercised at $.15 per share for three years from time of issuance. The warrants are not included in the computation of weighted average of shares as it would be ant-dilutive. The Company will also need to report a loss if the warrants are not exercised.

The Company issued 40,000 warrants exercisable at $2.00 per share in connection with the issuance of 40,000 shares of its common stock in October 2007.

OPTIONS

The Company issued 5,000,000 options in April 2007. These were be exercisable at $.001 per share during the next ten years. The Company rescinded the option agreement in the first quarter 2008.

ACCOUNTS PAYABLE IN DISPUTE

The balance represents trade payables arising since inception that the Company is disputing and hopes to be able to reduce and satisfy.

NOTE PAYABLE

On January 29, 2008, the company's directors issued a bridge note for $100,000. The loan is convertible at 75% of market price if not repaid by July 28, 2008.

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

     The Company acquired the technology for the Bouncer non-lethal weapon through a Technology Transfer agreement with an Israeli developer in 2006. Since the time of the acquisition, the Company has continued to fund the development and testing of the non-lethal weapon and ammunition system which uses kinetic energy to incapacitate an assailant at a range of up to 22 ft.

In May 2008 the Company will begin independent testing and certification of the M-22 non-lethal weapon in the U.S. in preparation for market. Safer Shot's short term growth strategy is to market three different versions of the non-lethal technology, the duel shot M-22, the duel shot M-11 add on firing device which is designed to be mounted on a handgun and allows the user to carry a single weapon capable of successfully responding to a non-lethal or lethal environment as well as the single shot Mini.

In addition to the Safer Shot Non-Lethal Weapon, the Company plans to identify, acquire and integrate manufacturers and developers of non-traditional weapons, weapon's accessories and security products for law enforcement, security personnel and consumers into their core business.

     The Company may obtain funds in one or more private placements on loans to finance the operation of any acquired business, if necessary.

     There can be no assurance that the Company will be able to raise any funds in private placement.

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended March 31, 2008 or 200. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $52,369 for the three month period ended March 31, 2008 and $11,462 for the same period in 2007. The Company had legal fees of $11,565 for the three period ended March 31, 2008 and $4,438 for the three month period ended March 31, 2007. The Company had consulting expenses of $37,999 for the three month period ended March 31, 2008 and $-0- for the same period in 2007.

The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2008, the Company had total current assets of $520,711 and total assets of $572,594 as compared to $23,694 current assets and $64,603 total assets at March 31, 2007. The Company had net working capital of $(564,293) at March 31, 2008 and $(364,944) at March 31, 2007.

         Net stockholders' equity in the Company was $(512,410) as of March 31, 2008 and $(324,035) at March 31, 2007.


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

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.    Exhibit

         3     Articles of Incorporation (1)
         3.2   Bylaws (1)
         3.1   Amended Articles of Incorporation (1)
         31    Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.
         32    Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
         (b)   Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-Q.
         (1)   Incorporated herein by reference from Registrant's Form 10SB12G,
               Registration Statement, dated January 5, 2000.

SIGNATURES

                Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SAFER SHOT, INC.

                Dated: May 13, 2008

                By    Margaret Johns
                ---------------------------------
                     /s/ Margaret Johns
                     President