Form 10-Q
period 2008-06-30
Safer Shot, Inc.
filed 2008-08-14
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2008


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 9, 2008, 32,113,872


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at June 30, 2008
          (unaudited)                                                       4

          Condensed Consolidated Statements of Operations for the
          three months ended June 30, 2008 and 2007                         5

          Condensed Consolidated Statements of Cash Flows for the three
          months ended June 30, 2008 and 2007                               6

          Notes to Unaudited Financial Statements                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      8

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 9

ITEM 2.   CHANGES IN SECURITIES                                             9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                9

ITEM 5.   OTHER INFORMATION                                                 9

ITEM 6.   EXHIBITS                                                          9

SIGNATURES                                                                  9

                                     Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


Pollard-Kelley Auditing Services, Inc.
Auditing Services         4500 Rockside Road, Suite 450, Independence OH 44131
                                              330-836-2558


      Report of Independent Certified Public Accountants


Board of Directors
Safer Shot, Inc.

We have reviewed the accompanying consolidated balance sheets of Safer Shot, Inc., as of June 30, 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for the periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 14, 2008
Independence, Ohio

                                     Page Three

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                                 SAFER SHOT, INC.
	                  fka Monumental Marketing, Inc.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                as of June 30, 2008
                                    (Unaudited)



ASSETS:
Current Assets
Cash                                                                         $     9,764
Prepaid Expenses                                                                 438,032
                                                                             -----------
     Total Current Assets                                                    $   447,796

Fixed Assets
Fixed Assets (net of Depreciation)                                           $    51,883
                                                                             -----------

     Total Assets                                                            $   499,679
                                                                             -----------
                                                                             -----------

LIABILITIES AND EQUITY:
Current Liabilities
Accounts Payable                                                             $    93,027
Accounts Payable in Dispute                                                      211,106
Derivative Liability                                                                   -
Notes Payable                                                                    328,829
                                                                             -----------
     Total Current Liabilities                                               $   632,962
                                                                             -----------

Equity
Common stock - $0.001 par value, 75,000,000 shares authorized:
       issued and outstanding  June 30, 2008 30,757,622 shares               $    30,758
Additional paid in capital                                                       780,180
Retained Earnings or (Deficit accumulated during development stage)             (944,221)
                                                                             -----------
     Total Equity                                                            $  (133,283)
                                                                             -----------
     Total Liabilities And Equity                                            $   499,679
                                                                             -----------
                                                                             -----------

                      The accompanying notes are an integral part of these financial statements.


                                     Page Four

                                             SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the three months ended as of June 30, 2008 and 2007


                                             For the three months ended         September 16, 1997
                                                        June 30,                 (Inception) to
                                        -------------------------------------        June 30,
                                               2008               2007                 2008
                                        ------------------  -----------------   -----------------
REVENUES:
Revenues                                $                -  $               -   $               -

COSTS AND EXPENSES:
General and Administrative                         20,448              12,435             334,257
Officer's Compensation                             24,999              30,895             408,362
Consulting Expenses                                 3,000              54,424             286,825
Research and Development                                 -                204             180,306
Legal Fees                                               -              3,338             102,438
Incentive Based Compensation                             -                731           1,250,000
Depreciation                                             -                  -              10,598

     Total Costs and Expenses                       48,447            102,027          (2,572,786)

     Net Operating Income or (Loss)     $          (48,447) $        (102,027)  $      (2,572,786)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------


OTHER INCOME AND EXPENSES:
Interest Expense                        $          (31,262) $               -   $         (91,863)
                                        ------------------  -----------------   -----------------
Net Loss                                           (79,709)          (102,027)         (2,664,649)

OTHER COMPREHENSIVE INCOME
 Decrease in Fair Value of Derivatives             458,836                  -           1,720,428
                                        ------------------  -----------------   -----------------
     Net Other Comprehensive
     Income/Loss)                       $          379,127  $        (102,027)  $        (944,221)
                                        ------------------  -----------------   -----------------
                                        ------------------  -----------------   -----------------

    Income per Share

Weighted average number of common
shares outstanding                              32,594,120

Net(Loss) Per Share                                  (0.00)
Other Comprehensive Income per Share                  0.01
Net Other Comprehensive Income/(Loss) per Share       0.01

                      The accompanying notes are an integral part of these financial statements.



                                     Page Five

                                           SAFER SHOT, INC.
                                    fka Monumental Marketing, Inc.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the three months ended as of June 30, 2008 and 2007


                                                         For the three months ended
                                                                   June 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2008                   2007           June 30, 2008
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          379,127   $          (106,081)  $          (843,886)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                   731                11,685
(Increase)/Decrease in Prepaid Expenses                              -                 5,271                     -
Increase/(Decrease) in Prepaid Financing                        24,468                29,312              (438,032)
Increase/(Decrease) in Prepaid Current Liabilities            (452,043)                4,054               318,286
Accrued Interest                                                     -                 5,250                47,035
Stock and Options issued for services                                -                     -                 7,550
Theft and Abandonment Loss                                           -                     -               (21,880)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $          (48,448)  $           (61,463)  $          (911,048)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $            (4,270)  $           (72,337)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                86,922               250,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $                -   $            82,652   $           179,006

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $                 -   $           741,806

Balance at beginning of period                                  58,212                19,606                     -
Net Increase (Decrease) in cash                                (48,448)               21,189                 9,764
Balance as at end of period                                      9,764                40,795                 9,764


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock For Services                                       -                     -                 7,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Six

                                  SAFER SHOT, INC.
		          fka Monumental Marketing, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007
                                   (Unaudited)
GENERAL

Safer Shot, Inc. fka Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2007.

COMMON STOCK

The Company issued 40,000 shares of common stock for cash in October. The Company issued 2,145,140 shares of common stock from exercise of options issued in April 2007. The Company canceled 2,145,140 shares of common stock on March 28, 2008.

WARRANTS

The Company issued 65,000 warrants in November 2006, This can be exercised at $.15 per share during the next three years from time of issuance. The warrants are not included in the computation of weighted average of shares as it would be ant-dilutive. The Company will also need to report a loss if the warrants are not exercised.

The Company issued 40,000 warrants exercisable at $2.00 per share in connection with the issuance of 40,000 shares of its common stock in October 2007.

OPTIONS

The Company issued 5,000,000 options in April 2007. These will be exercisable at $.001 per share during the next ten years. The Company rescinded the option agreement in the first quarter 2008.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended June 30, 2008 or 2007. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $20,448 for the three month period ended June 30, 2008 and $12,435 for the same period in 2007. The Company had legal fees of $ 0 for the three month period ended June 30, 2008 and $3,338 for the three month period ended June 30, 2007. The Company had consulting expenses of $3,000 for the three month period ended June 30, 2008 and $54,424 for the same period in 2007.

     The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At June 30, 2008, the Company had total current assets of $447,032 and total assets of $499,679 as compared to $50,154 current assets and $77,030 total assets at June 30, 2007. The Company had net working capital of $(185,166) at June 30, 2008 and $(204,766) at June 30, 2007.

     Net stockholders' equity in the Company was $(133,283) as of June 30, 2008 and $(424,866) at June 30, 2007.


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

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None/Not Applicable.

ITEM 5.  OTHER INFORMATION
         On April 29, 2008 the Company announced that it planned to begin an independent testing program of the M-22 Non-Lethal weapon and The Bouncer Technology. Management has decided to suspend all current and past due payments to TAG Engineering and Yehuda Meller, payable under the Technology Transfer Agreement, until the testing is completed.

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

                SAFER SHOT, INC.

                Dated: August 14, 2008

                By    Margaret Johns
                ---------------------------------
                  /s/ Margaret Johns
                        President