Form 10-K
period 2008-09-30
Safer Shot, Inc.
filed 2009-01-15
CIK 1101093

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

                              (MARK ONE)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For Fiscal Year Ended: September 30, 2008

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

At December 28, 2008, the aggregate market value of all shares of voting stock held by non-affiliates was $922,729. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 28, 2008, was as follows: Common Stock $.001 par value, 30,757,622 shares.

Total revenues for fiscal year ended September 30, 2008: $0

At December 28, 2008, the number of shares of common stock outstanding was 30,757,622.

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

Item 15.    Principal Accountant Fees and Services.......................11

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


HISTORY

The Company commenced its business plan in August of 2005. Monumental Marketing, Inc., a Wyoming corporation (the "Company") was incorporated on September 16, 1997, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. In January of 2008, the Company changed its name to Safer Shot, Inc. The Company has been successful in acquiring financing to complete its purchase of the patent applications and complete its business plan to produce and market this product.

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

EMPLOYEES

The Company's only employees at the present time are its unpaid officers, directors, who will devote as much time as they determine is necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently does not have an office or any equipment.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is currently traded under the symbol SAFS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

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

There can be no assurance that the Company will be able to raise any funds in private placement.
                                 Page 4

RESULTS OF OPERATIONS

During the period from September 16, 1997 through September 30, 2008, the Company has proceeded to follow its business plan that includes completing the development of the molds necessary to manufacture the product. The Company has also been developing its marketing plan for the product. No revenues were received by the Company during this period.

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


LIQUIDITY AND FINANCIAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2008, reflects a current asset value of $603,921, and a total asset value of $659,100.

Liquidity and Capital Resources
Cash requirements of the Company have been met by funds provided from two private placements that raised $510,000 and two loans totally $350,000. The ratio of current assets to current liabilities at September 30, 2008 was 1 to
1.3 compared to 1 to 3 on September 30, 2007. The working capital of the Company as of September 30, 2008 was $(173,286). The working capital at September 30, 2007 was (1,267,497). Cash was $1,132 at fiscal 2007 year end versus $82,338 at fiscal 2007 year end. Analysis of Operating, Investing and Financing Activities During 2007. During 2008, the Company increased its accounts payable by $23,572 and its short term notes payable by $123,565 mainly as a result of its pursuit of an agreement on certain patent technology and development of the product.

Selling, General and Administrative Expenses.
The Company's selling, general and administrative increased from $50,163 to $118,815 during the fiscal year ended September 30, 2008. Officer's compensation decreased to $10,735 from $178,061 during the year. Legal fees increased to $22,192 from $17,834 during the year. Consulting expenses decreased to $79,650 from $84,304 during the year. Research and Development decreased to $10,834 from $75,002 during the year.

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

CONTINGENCIES

Members of the board have challenged the Stock option plan and the subsequent issues of stock to management of the Company.

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

DIRECTOR'S NAME    AGE          OFFICE                       TERM EXPIRES
John Lund          52        President, Director            April 20, 2009

Mr. Lund has served as the Chief of Staff of Invizeon
Corporation. At Invizeon Mr. Lund advised the CEO and senior executives on various matters including strategic planning, operations, restructuring and effective leadership. Additionally, Mr. Lund negotiated various vender contracts and established alliances and partnership agreements as well as raising financing for operating costs. Mr. Lund also represented the company at national and regional meetings, conventions and trade shows. Prior to working at Invizeon, Mr. Lund was the President and Owner of A.C.T., Inc., a management consulting firm.


CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2008 and may continue to exist between the Company and its officers and directors due to the fact that they has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Officers and Directors are currently being compensated under a verbal agreement. They are in negotiation for written agreement.

There is currently no compensation paid to non-employment directors.


ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
         AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 30,757,622 shares of issued and outstanding Common Stock of the Company as of September 30, 2008 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets
  September 30, 2008 and 2007                                        F - 2

Statements of Operations for the
  Years Ended September 30, 2008 and 2007                            F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2008          F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2008 and 2007                            F - 6

Notes to Financial Statements                                        F - 7


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

(b) Reports on Form 8-K.

On January 15, 2008, Haim Karo was terminated as CEO and President. Margaret Johns was appointed as interim CEO.

On January 29, 2008, the Company announced that it had secured a bridge loan with net proceeds of $90,000. The Company changed its name to Safer Shot, Inc.

On February 11, 2008, the Company entered into a nonbinding letter of intent to purchase 49% of Miniature Machine Corporation.

On March 20, 2008, the Company terminated Raanan Algerand as CFO and treasurer.
 Margaret Johns is acting as financial officer.

On September 9, 2008, Margaret Johns resigned all positions with Safer
Shot, Inc.

On September 15, 2008, John Lund was appointed CEO.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934
Rule 13a-15(f) and 15d-15(f) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:) in Internal Control-Integrated Framework. Based on management's assessment the Company believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

CHANGES IN INTERNAL CONTROLS

There was no change to the Company's internal controls over financial reporting during the fiscal year ended December 31, 2007 that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2005 and 2004:

           Service                          2008           2007
-------------------------               -----------     -----------
Audit Fees                              $    11.000     $     8,500
Audit-Related Fees                           11,000           7,500
Tax Fees                                         -            1,500
All Other Fees                                   -                -
                                        -----------     -----------
Total                                   $    22,000    $     17,500
                                        -----------     -----------
                                        -----------     -----------

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

Safer Shot, Inc.,



Dated: January 15, 2009

By         John Lund
---------------------------------
   /s/ By  John Lund
           President

                              SAFER SHOT, INC
                      fka MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2008 AND 2007

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets
  September 30, 2008 and 2007.........................................F - 2

Statements of Operations for the
  Years Ended September 30, 2008 and 2007.............................F - 3

Statement of Stockholders' Equity
 Since September 16, 1997 (inception) to September 30, 2008...........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2008 and 2007.............................F - 6

Notes to Financial Statements.........................................F - 7

Pollard-Kelley Auditing Services, Inc.
Auditing Services               4500 Rockside Rd. #450, Independence, OH 44333
                                                                  330-836-2558

            Report of Independent Registered Public Accounting Firm


Board of Directors
Safer Shot, Inc.
(Formerly Monumental Marketing, Inc.)

We have audited the accompanying balance sheets of Safer Shot, Inc., fka Monumental Marketing, Inc. as of September 30, 2008 and 2007, and the related statements of income, changes in stockholders' equity, and cash flows for the two years in the period ended September 30, 2008 and for the period from September 16, 1997 (Inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2008 and 2007, and the results of its operations and its cash flows for the two years ended September 30, 2008 and the period from September 30, 1997 (Inception) through September 30, 2008, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

January 15, 2009

                        SAFER SHOT, INC
                 fka MONUMENTAL MARKETING, INC.
                   (A Development Stage Company)

                              BALANCE SHEETS


                                                                                         September 30,
                                                                                    2008                2007
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $            1,132  $           82,338
Prepaid Expenses                                                                              -              34,083
Prepaid Financing                                                                       437,500             487,500
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          438,632  $          603,921

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,883  $           54,449

     TOTAL ASSETS                                                            $          490,515  $          658,370
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $           93,027  $          280,557
Disputed Payables                                                                       211,106                   -
Notes Payable                                                                           335,732             212,167
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $          639,865  $        1,871,418

     DERIVATIVE LIABILITY
Derivative Liability                                                         $                -  $        1,378,694
                                                                             ------------------  ------------------
                                                                             $                -  $        1,378,694

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2008                              30,758              30,718
    30,757,622 shares.  Issued and outstanding September 30, 2007
    30,717,622 shares.
    Additional paid in Capital                                                        2,030,180           2,000,220
    Balance Sheet adjustments due to translation differences                                  -                (353)
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (2,210,288)         (3,243,633)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (149,350)         (1,213,048)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          490,515  $          658,370
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                   SAFER SHOT, INC
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                  Inception of
                                          ---------------------------------         Development
                                               2008               2007                 Stage
                                          --------------     --------------     ------------------
REVENUES
Revenues                                  $           -      $           -      $            -

COSTS AND EXPENSES
General and Administrative                      118,815             50,163             324,862
Officer's Compensation                           10,735            178,061             383,363
Consulting Expenses                              79,650             84,304             326,159
Research and Development                         10,834             75,002             180,306
Legal Fees                                       22,192             17,834             106,803
Incentive Based Compensation                          -          1,250,000           1,250,000
Depreciation                                          -              3,462               9,939

     Total Costs and Expenses             $     242,226      $   1,658,826      $    2,581,432

     Net Ordinary Income or (Loss)        $    (242,226)     $  (1,658,826)     $   (2,581,432)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------

OTHER INCOME (EXPENSES)
Interest Expense                                (73,565)           (13,233)            (86,798)
Derivative Interest Expense                                        (12,500)            (12,500)
Other Comprehensive Income/(Expense)          1,349,136)          (878,694)            470,442

     Total Other Income/(Expense)         $   1,275,571      $    (904,427)            371,144

           Net Income or(Loss)            $   1,033,345      $  (2,562,523)     $   (2,210,288)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------
Weighted average number of common
shares outstanding                           30,757,622         28,495,218

Net Income or (Loss) Per Share                     0.03               (.09)


                      The accompanying notes are an integral part of these financial statements.


                                         SAFER SHOT, INC
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2008

                                                                                        Accumulated      Balance
                                                                                          Deficit         Sheet
                                                                          Additional       during       Adjustments      Total
                                              Common         Stock          Paid-In     Developmental     due to      Stockholders
                                              Shares         Amount         Capital         Stage       Translation      Equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net (Loss)                                                                                    (1,025)             -         (1,025)

Balance at September 30, 1997                         -   $        -     $          -         (1,025)             -         (1,025)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issuance of Stock for Services                1,000,000          1,000                                                       1,000

Net (Loss)                                                                                       (25)             -            (25)

Balance at September 30, 1998                 1,000,000          1,000              -         (1,050)             -            (50)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

Capital contributed by shareholder                    -              -             75              -              -             75

Net (Loss)                                            -              -              -            (25)             -            (25)

Balance at September 30, 1999                 1,000,000          1,000             75         (1,075)             -              -
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Capital contributed by shareholder                    -              -          1,448              -              -          1,448

Net (Loss)                                                                                    (1,756)             -         (1,756)

Balance at September 30, 2000                 1,000,000          1,000          1,523         (2,831)             -           (308)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Capital contributed by shareholder                    -              -            358              -              -            358

Net (Loss)                                            -              -              -         (1,750)             -         (1,750)

Balance at September 30, 2001                 1,000,000          1,000          1,881         (4,581)             -         (1,700)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net (Loss)                                            -              -              -           (100)             -           (100)

Balance at September 30, 2002                 1,000,000          1,000          1,881         (4,681)             -         (1,800)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net (Loss)                                                                                      (100)

Balance at September 30, 2003                 5,000,000          5,000              -         (6,900)             -         (1,900)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net (Loss)                                                                                      (100)             -           (100)

Balance at September 30, 2004                 5,000,000          5,000              -         (7,000)             -         (2,000)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

Issued 19,999,999 shares of $10,000
in June 2005                                 19,999,999         20,000                       (10,000)             -         10,000

Issued 500,000 shares of $500,000
in June 2005                                    500,000            500        499,500              -              -        500,000

Net (Loss)                                                                                  (212,574)             -       (212,574)

Balance at September 30, 2005                25,499,999         25,000        499,500       (229,574)             -        295,426
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

                      The accompanying notes are an integral part of these financial statements.

                                         SAFER SHOT, INC
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2008
                                             (continued)

                                                                                        Accumulated      Balance
                                                                                          Deficit         Sheet
                                                                          Additional       during       Adjustments      Total
                                              Common         Stock          Paid-In     Developmental     due to      Stockholders
                                              Shares         Amount         Capital         Stage       Translation      Equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock in consideration
of receiving a loan on July 30, 2006            250,000            250              -              -              -            250

Issued common stock for a
consulting contract on July 30, 2006          2,300,000          2,300              -              -              -          2,300

Net (Loss)                                                                                  (450,806)                     (450,806)

Balance at September 30, 2006                28,049,999         28,050        499,500       (680,380)             -       (152,830)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

Issued common stock in consideration
of receiving a loan on November 30, 2006        125,000            125              -              -              -            125

Issued common stock in for a consulting
contract on May 4, 2007                         250,000            250              -              -              -            250

Issued common stock for exchange of
convertible note                                520,400            521         51,520              -              -         52,041

Issued common stock for exchange of
for cash                                        800,000            800        199,200              -              -        200,000

Exercised 972,233 options for common
stock                                           972,223            972              -              -              -            972

Net (Loss)                                                                                (2,562,523)             -     (2,562,523)

Balance at September 30, 2007                30,717,622         30,718      2,000,220     (3,242,633)          (353)    (1,213,048)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock for cash                     40,000             40         29,960              -              -         30,000

Exercise 756,250 options for common
stock                                           756,250            756              -              -              -            756

Exercise 1,388,890 options for common
stock                                         1,388,890          1,389              -              -              -          1,389

Cancelled 2,145,140 shares of common
stock                                        (2,145,140)        (2,145)             -              -              -         (2,145)

Reverse Transaction differences                       -              -              -              -            353            353

Net Income as at  September 30, 2008                  -              -              -      1,033,345              -      1,033,345

Balance at September 30, 2008                30,757,622         30,758      2,030,180     (2,210,288)          (353)      (149,350)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

                      The accompanying notes are an integral part of these financial statements.


                                                   SAFER SHOT, INC
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2008                   2007        September 16, 2008
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $        1,033,345    $       (2,562,523)   $       (2,210,288)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                 2,732                11,026
(Increase) Decrease in Prepaid Expenses                         34,083               (34,083)                    -
(Increase) Decrease in Prepaid Financing                        50,000              (487,500)             (413,564)
Increase (Decrease) in Current Liabilities                  (1,231,553)            1,529,876               427,423
Accrued Interest                                                     -                23,554                     -
Stock and Options issued for services                          (87,082)            1,250,000              (166,340)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                 (201,206)             (277,944)           (1,010,869)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             -               (10,000)              (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                    90,000               150,000               340,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                    90,000               140,000               270,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -               200,000               200,000
Issued 400,000 shares of common stock                           30,000                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                30,000               200,000               741,806

Balance at beginning of period                                  82,338                20,282                     -
Net Increase (Decrease) in cash                                (81,206)               62,056                 1,132
Balance as at end of period                                      1,132                82,338                 1,132


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPTION FOR SERVICES                                           1,250,000             1,257,550


                      The accompanying notes are an integral part of these financial statements.


                             SAFER SHOT, INC
                     fka MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management plans to relieve these problems by continuing to raise working capital either through stock sales or loans.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of of approximately $984,224 for the years ended September 30, 2008, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

The Company has no products or services as of September 30, 2008. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company has entered into an agreement to pursue patent applications related to a less than lethal weapon currently known as the "Bouncer", which is in its development stages.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Monumental Marketing, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                             SAFER SHOT, INC
                     fka MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                               (Continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

                                   For the year ended September 30, 2008
Basic Income per Share
Income to common shareholders   $ 1,033,345   $  30,757,622    $         .03
                                -----------     -----------      -----------
                                -----------     -----------      -----------


                                    For the year ended September 30, 2007
Basic Loss per Share
Loss to common shareholders    $ (2,563,253)  $  28,495,218     $       (.09)
                                -----------     -----------      -----------
                                -----------     -----------      -----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2008 and 2007 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                             SAFER SHOT, INC
                     fka MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                               (Continued)

NOTE 3 - INCOME TAXES

As of September 30, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $984,224 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Net deferred tax assets liabilities)
            consist of the following components:

                                                          September 30, 2008

                Operating loss carryforwards                $      960,288
                Valuation allowance                               (960,288)
                                                            --------------

                Net deferred tax assets (liabilities)       $            -
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

NOTE 5 - PLANT AND EQUIPMENT

The Company purchased fixed assets during the year ended September 30, 2006. It wrote off the assets in fiscal year 2007. The company currently does not own in depreciable property or equipment.

Assets written off

Computer Equipment                     $ 4,546
Office Equipment                         1,453
                                       -------
Total Equipment                       $  5,999
Accumulated depreciation                 5,188
                                       -------
   Loss on assets written off          $   811
                                       -------

                             SAFER SHOT, INC
                     fka MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                               (Continued)

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


NOTE 7 - CONTINGENCY

Members of the Company's board of directors believed that former officer's improperly issued stock and accrued expenses. The board has canceled the stock issue and is contesting the accrued expenses.


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

The Company entered into an agreement for a bridge loan in the amount of $100,000 at 11% on January 29, 2008. The Company paid a $10,000 finder's fee for the loan.

                             SAFER SHOT, INC
                     fka MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                               (Continued)



NOTE 9 - PREPAID FINANCING

The Company recorded $500,000 in prepaid financing due to derivative issues connected to the bridge loans The Company is amortizing the prepaid financing over ten years using the straight line method.

                          Table
	         Prepaid
                Financing      Interest
		 Balance        Amortized
9/30/2007	487,500.00
12/31/2007	475,000.00	12,500.00
3/31/2008	462,500.00	12,500.00
6/30/2008	450,000.00	12,500.00
9/30/2008	437,500.00	12,500.00

		                50,000.00


NOTE 10 - CANCELATION OF OPTIONS

In 2007, the Company issued to certain officers and board members that were compensation. In March 2008, the board of directors canceled the options. At September 30, 2008 the Company has -0- options outstanding.


NOTE 11 - DERIVATIVE LIABILITY ARISING FROM CONVERTIBLE DEBT

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities. The fare value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.