Form 10-Q
period 2008-12-31
Safer Shot, Inc.
filed 2009-08-14
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2008


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

                                   000-28769
                           (Commission File Number)

                                  20-2393338
                       (IRS Employer Identification No.)

                           5505 Creekstone Drive # 1
                           Missoula, Montana  59808
     (Address of principal United States executive offices and Zip Code)

                                 (406)531-9335
              (Registrant's telephone number, including area code)

                           110 E. 59th St  25th Floor
                            New York, New York 10022
         (Former name or former address, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 9, 2009, 30,757,622


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at December 31, 2008
          and September 30, 2008  (unaudited)                               3

          Condensed Consolidated Statements of Operations for the
          quarters ended December 31, 2008 and 2007                         4

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended December 31, 2008 and 2007                         5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                     Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SAFER SHOT, INC.
	                  fka Monumental Marketing, Inc.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                as of December 31, 2008
                                    (Unaudited)



                                                                             For the quarter ended      For the year ended
                                                                               December 31, 2008        September 30, 2008
                                                                             ---------------------     -------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $               1,132     $             1,132
Prepaid Financing                                                                          425,000                 437,500
                                                                             ---------------------     -------------------
     Total Current Assets                                                    $             426,132     $           438,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $              51,883     $            51,883

     TOTAL ASSETS                                                            $             478,015     $           490,515
                                                                             ---------------------     -------------------
                                                                             ---------------------     -------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $              49,350     $            93,027
Disputed Payables                                                                          304,133                 211,106
Notes Payable                                                                              345,715                 335,732
                                                                             ---------------------     -------------------
Total Current Liabilities                                                    $             699,198     $           639,865


EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding December 31, 2008                                  30,758                  30,758
    30,757,622 shares.  Issued and outstanding September 30, 2008
    30,757,622 shares.
    Additional paid in Capital                                                           2,030,180               2,030,180
    Retained earnings or (Deficit accumulated during development
    stage)                                                                              (2,282,121)             (2,210,288)
                                                                             ---------------------     -------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           (221,183)               (149,350)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $             478,015     $           490,515
                                                                             ---------------------     -------------------
                                                                             ---------------------     -------------------


                      The accompanying notes are an integral part of these financial statements.


                                               Page Three

                                             SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the quarters ended as of December 31, 2008 and 2007


                                                                                  September 16, 1997
                                                                                     (Inception) to
                                        December 31, 2008     December 31, 2007    December 31, 2008
                                        ------------------    -----------------    -----------------
REVENUES:
Revenues                                $                -    $               -    $               -

COSTS AND EXPENSES:
General and Administrative                          22,350               56,123              347,942
Officer's Compensation                              30,000               10,735              413,363
Consulting Expenses                                      -                9,652              326,159
Research and Development                                 -               10,834              180,306
Legal Fees                                               -                6,262              106,803
Incentive Based Compensation                             -                    -            1,250,000
Depreciation                                             -                  659                9,939

     Total Costs and Expenses                       52,350               94,265            2,634,512

     Net Operating Income or (Loss)     $          (52,350)   $         (94,265)   $      (2,634,512)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


OTHER INCOME AND (EXPENSES):
Interest Expense                        $          (19,483)   $          (4,000)   $         (36,716)
Derivative Interest Expense                              -              (12,500)             (25,000)
Other Comprehensive Income/(Expense)                     -              399,998             (478,696)

     Total Other Income/Expenses)                  (19,483)             383,498             (540,412)
                                        ------------------    -----------------    -----------------
     Net Income or (Loss)               $          (71,833)   $         289,233    $      (3,174,924)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


Weighted average number of common
shares outstanding                              30,757,622           31,976,835

Net(Loss) Per Share                                  (0.00)                0.01

                      The accompanying notes are an integral part of these financial statements.


                                             Page Four

                                           SAFER SHOT, INC.
                                    fka Monumental Marketing, Inc.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the quarters ended as of December 31, 2008 and 2007


                                                                                                September 16, 1997
                                                                                                   (inception) to
                                                     December 31, 2008     December 31, 2007     December 31, 2008
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (71,833)  $           289,233   $        (2,282,121)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                   659                11,026
(Increase)/Decrease in Prepaid Expenses                              -                14,116                     -
Increase/(Decrease) in Prepaid Financing                        12,500                12,500              (401,064)
Increase/(Decrease) in Current Liabilities                      52,350              (360,404               479,773
Accrued Interest                                                 6,983                 4,000                 6,983
Stock and Options issued for services                                -                     -             1,166,340
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $                -   $           (39,896)  $        (1,010,869)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $            (1,189)  $           (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                     -               340,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $                -   $            (1,189)  $           270,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                30,000                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $            30,000   $           741,806

Balance at beginning of period                                   1,132                82,338                     -
Net Increase (Decrease) in cash                                      -               (11,085)                1,132
Balance as at end of period                                      1,132                71,253                 1,132


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock For Services                                       -             1,250,000             1,257,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Five

                                  SAFER SHOT, INC.
		          fka Monumental Marketing, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 2008 AND 2007
                                   (Unaudited)
GENERAL

Safer Shot, Inc. fka Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2008.

COMMON STOCK

The Company issued 40,000 shares of common stock for cash in October 2007. The Company issued 2,145,140 shares of common stock from exercise of options issued in April 2007. The Company canceled 2,145,140 shares of common stock on March 28, 2008.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended December 31, 2008 or 2007. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $22,350 for the three month period ended December 31, 2008 and $56,123 for the same period in 2007. The Company had legal fees of $ 0 for the three month period ended December 31, 2008 and $6,262 for the three month period ended December 31, 2007. The Company had consulting expenses of $0 for the three month period ended December 31, 2008 and $9,652 for the same period in 2007.

     The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 2008, the Company had total current assets of $426,132 and total assets of $478,015 as compared to $566,220 current assets and $618,914 total assets at December 31, 2007. The Company had net working capital of $(273,066) at December 31, 2008 and $(944,365) at December 31, 2007.

     Net stockholders' equity in the Company was $(221,183) as of December 31, 2008 and $(891,671) at December 31, 2007.


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

ITEM 5.  OTHER INFORMATION
        None

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

                SAFER SHOT, INC.

                Dated: August 9, 2009

                By    John Lund
                ---------------------------------
                  /s/ John Lund
                      President