Form 10-Q
period 2009-03-31
Safer Shot, Inc.
filed 2009-08-14
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2009


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

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at March 31, 2009 and
          September 30, 2008 (unaudited)                                    3

          Condensed Consolidated Statements of Operations for the
          quarters ended March 31, 2009 and 2008                            4

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended March 31, 2009 and 2008                            5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                     Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SAFER SHOT, INC.
	                  fka Monumental Marketing, Inc.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                as of March 31, 2009
                                    (Unaudited)


                                                                             For the quarter ended     For the year ended
                                                                                 March 31, 2009        September 30, 2008
                                                                             ---------------------     -------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $               1,132     $             1,132
Prepaid Financing                                                                          412,500                 437,500
                                                                             ---------------------     -------------------
     Total Current Assets                                                    $             413,632     $           438,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $              51,883     $            51,883

     TOTAL ASSETS                                                            $             465,515     $           490,515
                                                                             ---------------------     -------------------
                                                                             ---------------------     -------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $              84,550     $            93,027
Disputed Payables                                                                          304,133                 211,106
Notes Payable                                                                              352,798                 335,732
                                                                             ---------------------     -------------------
Total Current Liabilities                                                    $             741,481     $           639,865


EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding March 31, 2009                                     30,758                  30,758
    30,757,622 shares.  Issued and outstanding September 30, 2008
    30,757,622 shares.
    Additional paid in Capital                                                           2,030,180               2,030,180
    Retained earnings or (Deficit accumulated during development
    stage)                                                                              (2,336,904)             (2,210,288)
                                                                             ---------------------     -------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           (275,966)               (149,350)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $             465,515     $           490,515
                                                                             ---------------------     -------------------
                                                                             ---------------------     -------------------


                      The accompanying notes are an integral part of these financial statements.


                                               Page Three

                                             SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the quarters ended as of March 31, 2009 and 2008


                                                                                  September 16, 1997
                                                                                     (Inception) to
                                          March 31, 2009        March 31, 2008       March 31, 2009
                                        ------------------    -----------------    -----------------
REVENUES:
Revenues                                $                -    $               -    $               -

COSTS AND EXPENSES:
General and Administrative                           5,200               52,369              353,142
Officer's Compensation                              30,000                    -              443,363
Consulting Expenses                                      -               37,999              353,823
Research and Development                                 -                    -              180,306
Legal Fees                                               -               11,565              106,803
Incentive Based Compensation                             -                    -              814,862
Depreciation                                             -                    -                9,939

     Total Costs and Expenses                       35,200              101,933            2,262,238

     Net Operating Income or (Loss)     $          (35,200)   $        (101,933)   $      (2,262,238)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


OTHER INCOME AND (EXPENSES):
Interest Expense                        $          (19,582)   $          (5,868)   $         (25,450)
Derivative Interest Expense                              -              (12,500)             (12,500)
Other Comprehensive Income/(Expense)                     -            1,740,288              (36,716)

     Total Other Income/Expenses)                  (19,582)           1,721,920              (74,666)
                                        ------------------    -----------------    -----------------
     Net Income or (Loss)               $          (54,782)   $       1,619,987    $      (2,336,904)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------

Interest on Convertible Note                                             (1,868)

     Net Income or (Loss) for
     earnings per share                 $          (54,782)   $       1,621,855


Weighted average number of common
shares outstanding                              30,757,622           32,439,799

Net(Loss) Per Share                                  (0.00)                0.05

                      The accompanying notes are an integral part of these financial statements.


                                             Page Four

                                           SAFER SHOT, INC.
                                    fka Monumental Marketing, Inc.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the quarters ended as of March 31, 2009 and 2008


                                                                                                September 16, 1997
                                                                                                   (Inception) to
                                                       March 31, 2009        March 31, 2008        March 31, 2009
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (54,782)  $         1,619,987   $        (2,336,904)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                     -                11,685
(Increase)/Decrease in Prepaid Expenses                              -                25,557               (25,557)
Increase/(Decrease) in Prepaid Financing                        12,500                12,500              (412,500)
Increase/(Decrease) in Current Liabilities                     (16,868)             (498,900)              388,683
Accrued Interest                                                19,582                18,368                48,249
Stock and Options issued for services                                -            (1,250,000)              502,350
Theft and Abandonment Loss                                     (30,553)              (30,553)              (21,880)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $          (70,121)  $          (103,041)  $        (1,012,680)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $                 -   $           (72,337)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                90,000               343,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $                -   $            90,000   $           272,006

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $                 -   $           741,806

Balance at beginning of period                                  71,253                71,253                     -
Net Increase (Decrease) in cash                                (70,121)              (13,041)                1,132
Balance as at end of period                                      1,132                58,212                 1,132


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock For Services                                       -                     -                 7,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Five

                                  SAFER SHOT, INC.
		          fka Monumental Marketing, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
                                   (Unaudited)
GENERAL

Safer Shot, Inc. fka Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2008.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended March 31, 2009 or 2008. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $5,200 for the three month period ended March 31, 2009 and $52,369 for the same period in 2008. The Company had legal fees of $-0- for the three period ended March 31, 2009 and $11,565 for the three month period ended March 31, 2008. The Company had consulting expenses of $-0- for the three month period ended March 31, 2009 and $37,369 for the same period in 2008.

     The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2009, the Company had total current assets of $413,632 and total assets of $465,515 as compared to $520,711 current assets and $572,594 total assets at March 31, 2008. The Company had net working capital of $(327,849) at March 31, 2009 and $(564,293) at March 31, 2008.

     Net stockholders' equity in the Company was $(275,966) as of March 31, 2009 and $(512,410) at March 31, 2008.


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