Form 10-Q
period 2009-06-30
Safer Shot, Inc.
filed 2009-08-14
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2009


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

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at June 30, 2009 and
          September 30, 2008 (unaudited)                                    3

          Condensed Consolidated Statements of Operations for the
          quarters ended June 30, 2009 and 2008                             4

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended June 30, 2009 and 2008                             5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                     Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SAFER SHOT, INC.
	                  fka Monumental Marketing, Inc.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                as of March 31, 2009
                                    (Unaudited)


                                                                             For the quarter ended     For the year ended
                                                                                  June 30, 2009        September 30, 2008
                                                                             ---------------------     -------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $               1,132     $             1,132
Prepaid Financing                                                                          400,000                 437,500
                                                                             ---------------------     -------------------
     Total Current Assets                                                    $             401,132     $           438,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $              51,883     $            51,883

     TOTAL ASSETS                                                            $             453,015     $           490,515
                                                                             ---------------------     -------------------
                                                                             ---------------------     -------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $             119,750     $            93,027
Disputed Payables                                                                          304,133                 211,106
Notes Payable                                                                              360,001                 335,732
                                                                             ---------------------     -------------------
Total Current Liabilities                                                    $             783,884     $           639,865


EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding June 30, 2009                                      30,758                  30,758
    30,757,622 shares.  Issued and outstanding September 30, 2008
    30,757,622 shares.
    Additional paid in Capital                                                           2,030,180               2,030,180
    Retained earnings or (Deficit accumulated during development
    stage)                                                                              (2,391,807)             (2,210,288)
                                                                             ---------------------     -------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           (330,869)               (149,350)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $             453,015     $           490,515
                                                                             ---------------------     -------------------
                                                                             ---------------------     -------------------


                      The accompanying notes are an integral part of these financial statements.


                                               Page Three

                                             SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the quarters ended as of June 30, 2009 and 2008


                                                                                  September 16, 1997
                                                                                     (Inception) to
                                           June 30, 2009         June 30, 2008       June 30, 2009
                                        ------------------    -----------------    -----------------
REVENUES:
Revenues                                $                -    $               -    $               -

COSTS AND EXPENSES:
General and Administrative                           5,200               20,448              358,342
Officer's Compensation                              30,000               24,999              473,363
Consulting Expenses                                      -                3,000              353,823
Research and Development                                 -                    -              180,306
Legal Fees                                               -                    -              106,803
Incentive Based Compensation                             -                    -              814,862
Depreciation                                             -                    -                9,939

     Total Costs and Expenses                       35,200               48,447            2,297,438

     Net Operating Income or (Loss)     $          (35,200)   $         (48,447)   $      (2,297,438)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


OTHER INCOME AND (EXPENSES):
Interest Expense                        $          (19,703)   $               -    $         (57,653)
Other Comprehensive Income/(Expense)                     -              (31,262)             (36,716)
                                        ------------------    -----------------    -----------------
     Total Other Income/Expenses)                  (19,703)             (79,709)             (94,369)

Other Income
Decrease in fair value of derivatives                    -              458,836                    -
                                        ------------------    -----------------    -----------------

     Net Other Comprehensive
     Income or (Loss)                   $          (54,903)   $         379,127    $      (2,391,807)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


Income per share
Weighted average number of common
shares outstanding                              30,757,622           32,594,120

Net(Loss) Per Share                                  (0.00)               (0.00)
Other Comprehensive Income per share                     -                 0.01
Net Other Comprehensive Income/
(Loss) per share                                     (0.00)                0.01

                      The accompanying notes are an integral part of these financial statements.


                                             Page Four

                                           SAFER SHOT, INC.
                                    fka Monumental Marketing, Inc.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the quarters ended as of June 30, 2009 and 2008


                                                                                                September 16, 1997
                                                                                                   (Inception) to
                                                        June 30, 2009         June 30, 2008         June 30, 2009
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (54,903)  $          (106,081)  $        (2,391,807)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                   731                11,685
(Increase)/Decrease in Prepaid Expenses                              -                 5,271               (25,557)
Increase/(Decrease) in Prepaid Financing                        12,500                29,312               425,000
Increase/(Decrease) in Current Liabilities                      22,700)                4,054               411,383
Accrued Interest                                                19,703                 5,250                67,952
Stock and Options issued for services                                -                     -               502,350
Theft and Abandonment Loss                                           -                     -               (21,880)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $                -   $           (61,463)  $        (1,012,680)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $            (4,270)  $           (72,337)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                86,922               343,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $                -   $            82,652   $           272,006

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $                 -   $           741,806

Balance at beginning of period                                   1,132                19,606                     -
Net Increase (Decrease) in cash                                      -                21,189                 1,132
Balance as at end of period                                      1,132                40,795                 1,132


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock For Services                                       -                     -                 7,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Five

                                  SAFER SHOT, INC.
		          fka Monumental Marketing, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)
GENERAL

Safer Shot, Inc. fka Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2008.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended June 30, 2009 or 2008. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $5,200 for the three month period ended June 30, 2009 and $17,150 for the same period in 2008. The Company had legal fees of $-0- for the three period ended June 30, 2009 and $-0- for the three month period ended June 30, 2008. The Company had consulting expenses of $-0- for the three month period ended June 30, 2009 and $3,000 for the same period in 2008.

     The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At June 30, 2009, the Company had total current assets of $401,132 and total assets of $453,015 as compared to $447,796 current assets and $499,679 total assets at June 30, 20008. The Company had net working capital of $(385,752) at June 30, 2009 and $(133,287) at June 30, 2008.

     Net stockholders' equity in the Company was $(330,869) as of June 30, 2009 and $(133,283) at June 30, 2008.



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