Form 10-K
period 2009-09-30
Safer Shot, Inc.
filed 2010-01-15
CIK 1101093

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                                   (MARK ONE)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For Fiscal Year Ended: September 30, 2009

                                   OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           EXCHANGE ACT

           For the transition period from to

                      Commission file number 000-28769

                             REGISTRANT INFORMATION

                                Safer Shot, Inc.
               (Exact name of registrant as specified in its charter)

                 Nevada                                   20-2969972

     (State  or  other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

                               1658 East 5600 South
                            Salt Lake City, Utah 84121
                       (Address of principal executive offices)

     Registrant's telephone number including area code: (406) 532-9335

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

At January 2, 2010, the aggregate market value of all shares of voting stock held by non-affiliates was $375,729. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of January 2, 2010, was as follows: Common Stock $.001 par value, 69,863,872 shares.

Total revenues for fiscal year ended September 30, 2009: $0


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

EMPLOYEES

The Company's only employees at the present time are its officers, directors, who will devote as much time as they determine is necessary to carry out the affairs of the Company.

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

RESULTS OF OPERATIONS

During the period from September 16, 1997 through September 30, 2009, the Company has proceeded to follow its business plan that includes completing the development of the molds necessary to manufacture the product. The Company has also been developing its marketing plan for the product. No revenues were received by the Company during this period.

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


LIQUIDITY AND FINANCIAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2009, reflects a current asset value of $438,632, and a total asset value of $490,515.

Liquidity and Capital Resources
Cash requirements of the Company have been met by funds provided from two private placements that raised $510,000 and loans totally $350,000. The ratio of current assets to current liabilities at September 30, 2009 was 1 to
1.12 compared to 1 to 1.3 on September 30, 2008. The working capital of the Company as of September 30, 2009 was $(434,419. The working capital at September 30, 2008 was (201,233). Cash was $1,132 at fiscal 2009 year end versus $1,132 at fiscal 2008 year end. Analysis of Operating, Investing and Financing Activities During 2007. During 2009, the Company increased its accounts payable by $58,383 and its short term notes payable by $0 mainly as a result of its pursuit of an agreement on certain patent technology and development of the product.

Selling, General and Administrative Expenses.
The Company's selling, general and administrative decreased from $118,815 to $4,800 during the fiscal year ended September 30, 2009. Officer's compensation increased to $120,000 from $10,735 during the year. Legal fees decreased to $0 from $22,192 during the year. Consulting expenses decreased to $0 from $79,650 during the year. Research and Development decreased to $0 from $10,834 during the year.

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


                               PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The current officers and directors started their service on April 30, 2009. The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME    AGE          OFFICE                       TERM EXPIRES
John Lund          53      President, Director              April 30, 2010

Mr. Lund has served as the Chief of Staff of Invizeon Corporation, where he advised the CEO and senior executives on various matters including strategic planning, operations, restructuring and effective leadership. Additionally, Mr. Lund negotiated various vender contracts and established alliances and partnership agreements as well as raising financing for operating costs.
Mr. Lund also represented the company at national and regional meetings, conventions and trade shows. Prior to working at Invizeon, Mr. Lund was the President and Owner of A.C.T., Inc., a management consulting firm.


CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2009 and may continue to exist between the Company and its officers and directors due to the fact that they has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Officers and Directors are currently being compensated under a verbal agreement. The Company is accruing a monthly salary of $10,000 for the chief executive officer under the verbal agreement. They are in negotiation for written agreement.

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 30,757,622 shares of issued and outstanding Common Stock of the Company as of September 30, 2009 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets
  September 30, 2009 and 2008                                        F - 2

Statements of Operations for the
  Years Ended September 30, 2009 and 2008                            F - 3

Statement of Stockholders' Equity
  Since September 16, 1997 (inception) to September 30, 2009         F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2009 and 2008                            F - 6

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

On September 15, 2008, John  was appointed CEO.



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

There was no change to the Company's internal controls over financial reporting during the fiscal year ended September 30,2009 that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2009 and 2008:

           Service                           2009           2008
-------------------------               -----------     -----------
Audit Fees                              $    15.000     $    11,000
Audit-Related Fees                           11,000          11,000
Tax Fees                                          -               -
All Other Fees                                    -               -
                                        -----------     -----------
Total                                   $    26,000    $     17,500
                                        -----------     -----------
                                        -----------     -----------

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

SAFER SHOT, INC.



Dated: January 12, 2009

   /s/John Lund
---------------------------------
     John Lund
     President

                         MONUMENTAL MARKETING, INC.
                      (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2009 AND 2008

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets
  September 30, 2009 and 2008.........................................F - 2

Statements of Operations for the
  Years Ended September 30, 2009 and 2008.............................F - 3

Statement of Stockholders' Equity
  Since September 16, 1997 (inception) to September 30, 2009..........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2009 and 2008.............................F - 6

Notes to Financial Statements.........................................F - 7

HAMILTON PC

        Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Safer Shot, Inc.

We have audited the accompanying balance sheets of Safer Shot, Inc., as of September 30, 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safer Shot, Inc. as of September 30, 2009, and the results of its operations and its cash flows for the year ended September 30, 2009 in conformity with U.S. generally accepted accounting standards.

HAMILTON PC

/s/ HAMILTON PC

Denver, CO

January 14, 2009

                        SAFER SHOT, INC.
                 fka MONUMENTAL MARKETING, INC.
                   (A Development Stage Company)

                              BALANCE SHEETS


                                                                                         September 30,
                                                                                    2009                2008
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $            1,132  $            1,132
Prepaid Expenses                                                                              -              34,083
Prepaid Financing                                                                       387,500             437,500
                                                                             ------------------  ------------------
     Total Current Assets                                                    $          388,632  $          438,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,883  $           51,883

     TOTAL ASSETS                                                            $          440,515  $          490,515
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          151,590  $           93,027
Disputed Payables                                                                       304,133             211,106
Notes Payable                                                                           367,328             335,732
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $          823,051  $          639,865

     DERIVATIVE LIABILITY
Derivative Liability                                                         $                -  $                -
                                                                             ------------------  ------------------
                                                                             $                -  $                -

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2009                              30,758              30,758
    30,757,622 shares.  Issued and outstanding September 30, 2008
    30,757,622 shares.
    Additional paid in Capital                                                        2,030,180           2,030,180
    Balance Sheet adjustments due to translation differences                                  -                   -
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (2,443,474)         (2,210,288)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (382,536)           (149,350)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          440,515  $          490,515
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                   SAFER SHOT, INC.
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                  Inception of
                                          ---------------------------------         Development
                                               2009               2008                 Stage
                                          --------------     --------------     ------------------
REVENUES
Revenues                                  $           -      $           -      $            -

COSTS AND EXPENSES
General and Administrative                        4,800            118,815             329,662
Officer's Compensation                          120,000             10,735             503,363
Consulting Expenses                              29,790            79,650             355,949
Research and Development                              -             10,834             180,306
Legal Fees                                            -             22,192             106,803
Incentive Based Compensation                          -                  -           1,250,000
Depreciation                                          -                  -               9,939

     Total Costs and Expenses             $     154,590      $     242,226      $    2,736,022

     Net Ordinary Income or (Loss)        $    (154,590)     $    (242,226)     $   (2,736,022)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------

OTHER INCOME (EXPENSES)
Interest Expense                                (78,596)           (73,565)           (165,394)
Derivative Interest Expense                                              -             (12,500)
Other Comprehensive Income/(Expense)                  -          1,349,136             470,442

     Total Other Income/(Expense)         $     (78,596)     $   1,275,571             292,548

           Net Income or(Loss)            $    (233,186)     $   1,033,345      $   (2,443,474)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------
Weighted average number of common
shares outstanding                           30,757,622         30,757,622

Net Income or (Loss) Per Share                    (0.01)               .03


                      The accompanying notes are an integral part of these financial statements.


                                         SAFER SHOT, INC.
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2009

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


                                         SAFER SHOT, INC.
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2009
                                             (continued)

                                                                                        Accumulated      Balance
                                                                                          Deficit         Sheet
                                                                          Additional       during       Adjustments      Total
                                              Common         Stock          Paid-In     Developmental     due to      Stockholders
                                              Shares         Amount         Capital         Stage       Translation      Equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock in consideration
of receiving a loan on July 30, 2006            250,000            250              -              -              -            250

Issued common stock for a
consulting contract on July 30, 2006          2,300,000          2,300              -              -              -          2,300

Net (Loss)                                                                                  (450,806)                     (450,806)

Balance at September 30, 2006                28,049,999         28,050        499,500       (680,380)             -       (152,830)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

Issued common stock in consideration
of receiving a loan on November 30, 2006        125,000            125              -              -              -            125

Issued common stock in for a consulting
contract on May 4, 2007                         250,000            250              -              -              -            250

Issued common stock for exchange of
convertible note                                520,400            521         51,520              -              -         52,041

Issued common stock for exchange of
for cash                                        800,000            800        199,200              -              -        200,000

Exercised 972,233 options for common
stock                                           972,223            972              -              -              -            972

Net (Loss)                                                                                (2,562,523)             -     (2,562,523)

Balance at September 30, 2007                30,717,622         30,718      2,000,220     (3,242,633)          (353)    (1,213,048)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock for cash                     40,000             40         29,960              -              -         30,000

Exercise 756,250 options for common
stock                                           756,250            756              -              -              -            756

Exercise 1,388,890 options for common
stock                                         1,388,890          1,389              -              -              -          1,389

Cancelled 2,145,140 shares of common
stock                                        (2,145,140)        (2,145)             -              -              -         (2,145)

Reverse Transaction differences                       -              -              -              -            353            353

Net Income as at  September 30, 2008                  -              -              -      1,033,345              -      1,033,345

Balance at September 30, 2008                30,757,622         30,758      2,030,180     (2,210,288)          (353)      (149,350)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Income as at  September 30, 2009                  -              -              -       (233,186)             -       (233,186)

Balance at September 30, 2009                30,757,622         30,758      2,030,180     (2,443,474)          (353)      (382,536)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

                      The accompanying notes are an integral part of these financial statements.


                                                   SAFER SHOT, INC.
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2009                   2008        September 16, 2008
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $         (233,186)   $        1,033,345    $       (2,443,474)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                     -                11,026
(Increase) Decrease in Prepaid Expenses                              -                34,083                     -
(Increase) Decrease in Prepaid Financing                        50,000                50,000              (463,564)
Increase (Decrease) in Current Liabilities                     183,186            (1,231,553)              710,609
Accrued Interest                                                     -                     -                     -
Stock and Options issued for services                                -               (87,082)            1,166,340)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (30,000)             (201,206)           (1,010,869)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             -                     -               (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                90,000               340,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                         -                90,000               270,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 400,000 shares of common stock                                -                30,000                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                30,000                30,000               741,806

Balance at beginning of period                                   1,132                82,338                     -
Net Increase (Decrease) in cash                                      -               (81,206)                1,132
Balance as at end of period                                      1,132                 1,132                 1,132


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPTION FOR SERVICES                                                                 1,257,550


                      The accompanying notes are an integral part of these financial statements.


                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred accumulated net losses of approximately $2,443,474 for the years ended September 30, 2009, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

The Company has no products or services as of September 30, 2009. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company has entered into an agreement to pursue patent applications related to a less than lethal weapon currently known as the "Bouncer", which is in its development stages.


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

                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
                               (Continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount

For the year ended
September 30, 2009
Basic Income per Share
Income to common shareholders    $ (233,186)      30,757,622   $     (.01)
                                 ----------       ----------   ----------
                                 ----------       ----------   ----------

For the year ended
September 30, 2009
Basic Loss per Share
Loss to common shareholders      $1,033,345       30,757,622   $      .07
                                 ----------       ----------   ----------
                                 ----------       ----------   ----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2009 and 2008 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
                               (Continued)

NOTE 3 - INCOME TAXES

As of September 30, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,443,474 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Net deferred tax assets liabilities)
            consist of the following components:

                                                      September 30, 2009

                Operating loss carryforwards                 $ 2,443,474
                Valuation allowance                           (2,443,474)
                                                              ----------

                Net deferred tax assets (liabilities)        $         -
                                                              ----------
                                                              ----------

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

NOTE 5 - PLANT AND EQUIPMENT

The Company purchased fixed assets during the year ended 09/30/06. It wrote off the assets in fiscal year 2007. The company current does not own any depreciatable property or equipment.

Assets written off

Computer Equipment			$ 4,546
Office Equipment			  1,453
                                         ------
Total Equipment                         $ 5,999
Accumulated depreciation                  5,188
                                         ------
   Loss on assets written off           $   811

                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
                               (Continued)

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


NOTE 7 - CONTINGENCIES

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


                           Table
	         Prepaid
                Financing       Interest
		 Balance        Amortized
09/30/2007	487,500.00
12/31/2007	475,000.00      12,500.00
03/31/2008	462,500.00      12,500.00
06/30/2008	450,000.00      12,500.00
09/30/2008	437,500.00      12,500.00
12/31/2008      425,000.00      12,500.00
03/31/2009      412,500.00      12,500.00
06/30/2009      400,000.00      12,500.00
09/30/2009      387,500.00      12,500.00

		                100,000.00


NOTE 10 - CANCELATION OF OPTIONS

In 2007, the Company issued to certain officers and board members that were compensation. In March 2008, the board of directors canceled the options. At September 30, 2009 the Company has -0- options outstanding.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company entered into a loan agreement on December 28, 2009 for $28,000 at 8% apr. If the Company fails to repay the note by the due date, the lender may convert the loan into the common stock of the Company a conversion rate of 60% of market value of the Company's stock.

The Company entered into a settlement agreement on April 30, 2009 to exchange the debt on a note payable to James Yeung of $121,393.12 for 121,393,120 shares of the Company's common stock. On October 22, 2009, the Company and Mr. Yeung reached a final settlement agreement where Mr. Yeung received 37,000,000 shares of the Company's common stock valued at $.005, the market price on April 30, 2009, when the Company originally signed a settlement agreement with Mr. Yeung.