Form 10-K/A
period 2009-09-30
Safer Shot, Inc.
filed 2010-01-27
CIK 1101093

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

The Company may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. The sole officer and directors of the Company likely have no experience in any proposed business of the Company.

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


                               PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The current officers and directors, Mr. Lund and Mr. Kading, started their service on April 30, 2009 and July 16, 2009, respectively. The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME    AGE          OFFICE                    TERM EXPIRES
John Lund          53      President, Director           April 30, 2010
Kevin Kading       51          Director                  April 30, 2010

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

Mr. Kading currently serves as the Chairman of the Board and CEO for Kading Companies, SA a holding company with interests in a medical device company; reconnaissance & surveillance company and automotive parts company. Prior to founding Kading Companies, from the late 1970's through 1995 Mr. Kading was in the investment banking industry with positions ranging from retail stock broker to institutional sales and owning 100% of an investment banking firm.


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