Form 10-Q
period 2009-12-31
Safer Shot, Inc.
filed 2010-02-18
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2009


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

                             1658 East 5600 South
                           Salt Lake City, Utah 84121
     (Address of principal United States executive offices and Zip Code)

                                 (406)531-9335
              (Registrant's telephone number, including area code) (Address of principal United States executive offices and Zip Code)

                                 (406)531-9335
              (Registrant's telephone number, including area code)


         (Former name or former address, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
         February 9, 2010, 67,757,622


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at December 31, 2009
          and September 30, 2009  (unaudited)                               3

          Condensed Consolidated Statements of Operations for the
          quarters ended December 31, 2009 and 2008                         4

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended December 31, 2009 and 2008                         5

          Notes to Unaudited Financial Statements                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      7

ITEM 3.   CONTROLS AND PROCEDURES                                           8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES                                             8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS                                                          8

SIGNATURES                                                                  8

                                     Page Two

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SAFER SHOT, INC.
	                  fka Monumental Marketing, Inc.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                  as of December 31, 2009 and September 30, 2009
                                    (Unaudited)



                                                                             For the quarter ended     For the year ended
                                                                               December 31, 2009        September 30, 2009
                                                                             ---------------------     -------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $               17        $            1,132
Prepaid Expenses                                                                              -                         -
Prepaid Financing                                                                       375,500                   387,500
                                                                             ------------------        ------------------
     Total Current Assets                                                    $          375,017        $          388,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,883        $           51,883

     TOTAL ASSETS                                                            $          426,900        $          440,515
                                                                             ------------------        ------------------
                                                                             ------------------        ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          165,675        $          151,590
Disputed Payables                                                                       304,133                   304,133
Notes Payable                                                                           274,685                   367,328
                                                                             ------------------        ------------------
Total Current Liabilities                                                    $          744,493        $          823,051

     DERIVATIVE LIABILITY
Derivative Liability                                                         $                -        $                -
                                                                             ------------------        ------------------
                                                                             $                -        $                -

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding December 31, 2009                              67,758                    30,758
    67,757,622 shares.  Issued and outstanding September 30, 2009
    30,757,622 shares.
    Additional paid in Capital                                                        2,118,293                 2,030,180
    Balance Sheet adjustments due to translation differences                                  -                   -
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (2,503,644)               (2,443,474)
                                                                             ------------------        ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (317,593)                 (382,536)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          426,900        $          440,515
                                                                             ------------------        ------------------
                                                                             ------------------        ------------------


                      The accompanying notes are an integral part of these financial statements.


                                               Page Three

                                             SAFER SHOT, INC.
		                      fka Monumental Marketing, Inc.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the quarters ended as of December 31, 2009 and 2008


                                                                                  September 16, 1997
                                                                                     (Inception) to
                                        December 31, 2009     December 31, 2008    December 31, 2009
                                        ------------------    -----------------    -----------------
REVENUES:
Revenues                                $                -    $               -    $               -

COSTS AND EXPENSES:
General and Administrative                          13,200               22,350              311,142
Officer's Compensation                              30,000               30,000              250,548
Consulting Expenses                                      -                    -              326,159
Research and Development                                 -                    -              180,306
Legal Fees                                               -                    -              106,803
Incentive Based Compensation                             -                    -            1,250,000

     Total Costs and Expenses                       43,200               52,350            2,424,958

     Net Operating Income or (Loss)     $          (43,200)   $         (52,350)   $      (2,424,958)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


OTHER INCOME AND (EXPENSES):
Interest Expense                        $          (16,970)   $         (19,483)   $         (53,686)
Derivative Interest Expense                              -                    -              (25,000)

     Total Other Income/Expenses)                  (16,970)             (19,483)             (78,686)
                                        ------------------    -----------------    -----------------
     Net Income or (Loss)               $          (60,170)   $         (71,833)   $      (2,503,644)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


Weighted average number of common
shares outstanding                              59,311,948           30,757,622

Net(Loss) Per Share                                  (0.00)               (0.00)

                      The accompanying notes are an integral part of these financial statements.


                                             Page Four

                                           SAFER SHOT, INC.
                                    fka Monumental Marketing, Inc.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the quarters ended as of December 31, 2009 and 2008


                                                                                                September 16, 1997
                                                                                                   (inception) to
                                                     December 31, 2008     December 31, 2007     December 31, 2008
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (43,200)  $           289,233   $        (2,486,674)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                   659                11,026
(Increase)/Decrease in Prepaid Expenses                         (2,885)               14,116                (2,885)
Increase/(Decrease) in Prepaid Financing                        12,500                12,500              (455,064)
Increase/(Decrease) in Prepaid Current Liabilities              52,350              (360,404)              710,609
Accrued Interest                                                 4,470                 4,000                 8,470
Stock and Options issued for services                                -                     -             1,166,340
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $          (29,115)  $           (39,896)  $        (1,039,984)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $            (1,189)  $           (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                    28,000                     -               368,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $                -   $            (1,189)  $           270,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                30,000                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $            30.000   $           741,806

Balance at beginning of period                                   1,132                82,338                     -
Net Increase (Decrease) in cash                                 (1,115)              (11,085)                   17
Balance as at end of period                                         17                71,253                    17


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock For Services                                       -             1,250,000             1,257,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Five

                                  SAFER SHOT, INC.
		          fka Monumental Marketing, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (Unaudited)
GENERAL

Safer Shot, Inc. fka Monumental Marketing, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 2009, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2009.

COMMON STOCK

The Company issued 37,000,000 shares of common stock for conversion of a note payable on October 22, 2009.

WARRANTS

The Company issued 65,000 warrants in November 2006. This can be exercised at $.15 per share during the next three years. The warrants are not included in the computation of weighted average of shares as it would be anti-dilutive. The Company will also need to report a loss if the warrants are not exercised.

The Company issued 40,000 warrants exercisable at $2.00 per share in connection with the issuance of 40,000 shares of its common stock in October 2007.

ACCOUNTS PAYABLE IN DISPUTE

The balance represents trade payables arising since inception that the Company is disputing and hopes to be able to reduce and satisfy.

NOTE PAYABLE

On December 29, 2009, the company issued a bridge note for $28,000. The loan is convertible at 60% of market price if not repaid in 45 days.

SUBSEQUENT EVENTS

On February 9, 2010, the company issued a bridge note for $5,000. The loan is convertible at 60% of market price if not repaid in 45 days.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year ended September 30, 2009.


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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended December 31, 2009 or 2008. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $13,200 for the three month period ended December 31, 2009 and $27,350 for the same period in 2008. The Company had legal fees of $ 0 for the three month period ended December 31, 2009 and $0 for the three month period ended December 31, 2008. The Company had consulting expenses of $0 for the three month period ended December 31, 2009 and $0 for the same period in 2008.

     The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 2009, the Company had total current assets of $375,017 and total assets of $375,017 as compared to $426,132 current assets and $478,015 total assets at December 31, 2008. The Company had net working capital of $(273,066) at December 31, 2008 and $(944,365) at December 31, 2007.

     Net stockholders' equity in the Company was $(317,593) as of December 31, 2009 and $(221,183) at December 31, 2008.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         The Company issued 37,000,000 shares of its common stock on a conversion of a Note Payable.

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

                SAFER SHOT, INC.

                Dated: February 12, 2010

                By    John Lund
                ---------------------------------
                  /s/ John Lund
                      President