Form 10-Q
period 2010-03-31
Safer Shot, Inc.
filed 2010-05-20
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2010


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

                                 (406) 531-9335
              (Registrant's telephone number, including area code) (Address of principal United States executive offices and Zip Code)

                                 (406) 531-9335
              (Registrant's telephone number, including area code)


         (Former name or former address, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 17, 2010, 67,757,622


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at March 31, 2010
          and September 30, 2009  (unaudited)                               4

          Condensed Consolidated Statements of Operations for the
          quarters ended March 31, 2010 and 2009                            5

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended March 31, 2010 and 2009                            6

          Notes to Unaudited Financial Statements                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      8

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 9

ITEM 2.   CHANGES IN SECURITIES                                             9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                9

ITEM 5.   OTHER INFORMATION                                                 9

ITEM 6.   EXHIBITS                                                          9

SIGNATURES                                                                  9

                                     Page Two

                         PART I. FINANCIAL INFORMATION

HAMILTON PC
2121 S. ONEIDA ST., SUITE 312
DENVER, CO 80224
P: (303) 548-8072
F: (888) 466-4216

         Report of Independent Certified Public Accountants

Board of Directors
Safer Shot, Inc.

We have reviewed the accompanying consolidated balance sheets of Safer Shot,Inc. as of March 31, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

    Hamilton, PC
--------------------------
/S/ Hamilton, PC
May 20, 2010
Denver, Colorado

                                               Page Three

ITEM 1.  FINANCIAL STATEMENTS

                                  SAFER SHOT, INC.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                    as of March 31, 2010 and September 30, 2009
                                    (Unaudited)



                                                                             For the quarter ended     For the year ended
                                                                                 March 31, 2010        September 30, 2009
                                                                             ---------------------     -------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $            5,079        $            1,132
Prepaid Financing                                                                       362,500                   387,500
                                                                             ------------------        ------------------
     Total Current Assets                                                    $          367,579        $          388,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,883        $           51,883

     TOTAL ASSETS                                                            $          419,462        $          440,515
                                                                             ------------------        ------------------
                                                                             ------------------        ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          186,975        $          151,590
Disputed Payables                                                                       304,133                   304,133
Notes Payable                                                                           299,843                   367,328
                                                                             ------------------        ------------------
Total Current Liabilities                                                    $          790,951        $          823,051

     DERIVATIVE LIABILITY
Derivative Liability                                                         $                -        $                -
                                                                             ------------------        ------------------
                                                                             $                -        $                -

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding March 31, 2010                                  67,758                    30,758
    67,757,622 shares.  Issued and outstanding September 30, 2009
    30,757,622 shares.
    Additional paid in Capital                                                        2,118,293                 2,030,180
    Balance Sheet adjustments due to translation differences                                  -                   -
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (2,557,540)               (2,443,474)
                                                                             ------------------        ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (371,489)                 (382,536)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $          419,462        $          440,515
                                                                             ------------------        ------------------
                                                                             ------------------        ------------------


                      The accompanying notes are an integral part of these financial statements.


                                               Page Four

                                             SAFER SHOT, INC.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the quarters ended as of March 31, 2010 and 2009


                                                                                  September 16, 1997
                                                                                     (Inception) to
                                          March 31, 2010        March 31, 2009       March 31, 2010
                                        ------------------    -----------------    -----------------
REVENUES:
Revenues                                $                -    $               -    $               -

COSTS AND EXPENSES:
General and Administrative                           6,226               52,369              310,394
Officer's Compensation                              30,000                    -              280,548
Consulting Expenses                                      -               37,999              326,159
Research and Development                                 -                    -              180,306
Legal Fees                                               -               11,565              106,803
Incentive Based Compensation                             -                    -            1,250,000

     Total Costs and Expenses                       36,226              101,933            2,454,210

     Net Operating Income or (Loss)     $          (36,226)   $        (101,933)   $      (2,454,210)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


OTHER INCOME AND (EXPENSES):
Interest Expense                        $          (17,659)   $         (16,500)   $         (78,330)
Derivative Interest Expense                              -                    -              (25,000)
Other Comprehensive Income/Expense                       -            1,740,288                    -
     Total Other Income/Expenses)                  (17,659)           1,723,788             (103,330)
                                        ------------------    -----------------    -----------------
     Net Income or (Loss)               $          (53,885)   $       1,621,855    $      (2,557,540)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


Weighted average number of common
shares outstanding                              63,488,369           33,439,799

Net(Loss) Per Share                                  (0.00)                0.05

                      The accompanying notes are an integral part of these financial statements.


                                             Page Five

                                           SAFER SHOT, INC.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the quarters ended as of March 31, 2010 and 2009


                                                                                                September 16, 1997
                                                                                                   (inception) to
                                                      March 31, 2010        March 31, 2009         March 31, 2010
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (58,885)  $           (54,782)  $        (2,557,540)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                     -                11,026
Increase/(Decrease) in Prepaid Financing                        12,500                12,500               362,500
Increase/(Decrease) in Prepaid Current Liabilities               8,788               (16,868)              (86,605)
Accrued Interest                                                17,659                19,582                99,716
Stock and Options issued for services                                -                     -             1,166,340
Theft and Abandonment Loss                                           -               (30,553)              (30,553)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $          (14,938)  $           (70,121)  $        (1,026,922)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $                 -   $           (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                    20,000                     -               360,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $           20,000   $                 -   $           290,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $                 -   $           741,806

Balance at beginning of period                                      17                71,253                     -
Net Increase (Decrease) in cash                                  5,062               (70,121)                5,079
Balance as at end of period                                      5,079                 1,132                 5,079


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock or Options For Services                            -             1,250,000             1,257,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Six

                                  SAFER SHOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (Unaudited)
GENERAL

Safer Shot, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31,2010, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2009.

COMMON STOCK

The Company issued 37,000,000 shares of common stock for conversion of a note payable on October 22, 2009.

WARRANTS

The Company issued 65,000 warrants in November 2006. This could have been exercised at $.15 per share during the next three years. The warrants are not included in the computation of weighted average of shares as it would be anti-dilutive. The Company will also need to report a loss if the warrants are not exercised.

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

On February 8, 2010, the company issued a bridge note for $5,000. The loan is convertible at 60% of market price if not repaid in 45 days.

On February 19, 2010, the company issued a bridge note for $28,000. The loan is convertible at 60% of market price if not repaid in 45 days.

SUBSEQUENT EVENTS

The Company has been informed that individuals that the Company owes funds would like to convert the debt to stock. The Company is in the process of converting some of its debt to common stock.

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

     In May 2008 the Company began independent testing and certification of the M-22 non-lethal weapon in the U.S. in preparation for market. Safer Shot's short term growth strategy is to market three different versions of the non-lethal technology, the duel shot M-22, the duel shot M-11 add on firing device which is designed to be mounted on a handgun and allows the user to carry a single weapon capable of successfully responding to a non-lethal or lethal environment as well as the single shot Mini.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended March 31, 2010 or 2009. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.

     The Company had general and administrative expenses of $6,226 for the three month period ended March 31, 2010 and $52,369 for the same period in 2009. The Company had legal fees of $ 0 for the three month period ended March 31, 2010 and $11,565 for the three month period ended December 31, 2009. The Company had consulting expenses of $0 for the three month period ended March 31, 2010 and $37,999 for the same period in 2009.

     The change in expenses is attributed to the company's pursuit of intellectual property and the development of that property.


CAPITAL RESOURCES AND LIQUIDITY

     At March 31, 2010, the Company had total current assets of $367,579 and total assets of $419,462 as compared to $413,632 current assets and $465,515 total assets at March 31, 2010. The Company had net working capital of $(423,372) at March 31, 2010 and $(327,849) at March 31, 2009.

     Net stockholders' equity in the Company was $(371,489) as of March 31, 2010 and $(275,996) at March 31, 2009.

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

                SAFER SHOT, INC.

                Dated: May 20, 2010

           By:          John Lund
                -----------------------
                    /s/ John Lund
                Chief Executive Officer

           By:   /s/ Michael Black
                ----------------------
                     Michael Black
                Chief Financial Officer