Form 10-Q
period 2010-06-30
Safer Shot, Inc.
filed 2010-08-20
CIK 1101093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                    (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2010


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 20, 2010, 67,757,622


         Transitional Small Business Disclosure Format (check one).
         Yes      ;  No   X
             ----       -----

                                   INDEX
                                                                       Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at June 30, 2010
          and September 30, 2009  (unaudited)                               4

          Condensed Consolidated Statements of Operations for the
          quarters ended June 30, 2010 and 2009                             5

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended June 30, 2010 and 2009                             6

          Notes to Unaudited Financial Statements                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION                                                      8

ITEM 3.   CONTROLS AND PROCEDURES                                           9

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 9

ITEM 2.   CHANGES IN SECURITIES                                             9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                9

ITEM 5.   OTHER INFORMATION                                                 9

ITEM 6.   EXHIBITS                                                          9

SIGNATURES                                                                  9

                                     Page Two

                         PART I. FINANCIAL INFORMATION

HAMILTON PC
2121 S. ONEIDA ST., SUITE 312
DENVER, CO 80224
P: (303) 548-8072
F: (888) 466-4216

         Report of Independent Certified Public Accountants

Board of Directors
Safer Shot, Inc.

We have reviewed the accompanying consolidated balance sheets of Safer Shot,Inc. as of June 30, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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

    Hamilton, PC
--------------------------
/S/ Hamilton, PC
August 20, 2010
Denver, Colorado

                                               Page Three

ITEM 1.  FINANCIAL STATEMENTS

                                  SAFER SHOT, INC.
                           (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET
                    as of June 30, 2010 and September 30, 2009
                                    (Unaudited)



                                                                             For the quarter ended     For the year ended
                                                                                 June 30, 2010        September 30, 2009
                                                                             ---------------------     -------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $               95        $            1,132
Prepaid Financing                                                                             0                   387,500
                                                                             ------------------        ------------------
     Total Current Assets                                                    $               95        $          388,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,883        $           51,883

     TOTAL ASSETS                                                            $           51,978        $          440,515
                                                                             ------------------        ------------------
                                                                             ------------------        ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $          217,652        $          151,590
Disputed Payables                                                                       304,133                   304,133
Notes Payable                                                                           315,346                   367,328
                                                                             ------------------        ------------------
Total Current Liabilities                                                    $          837,131        $          823,051

EQUITY
    Common Stock - 75,000,000 common stock par value $.001
    authorized.   Issued and outstanding June 30, 2010                                   67,758                    30,758
    67,757,622 shares.  Issued and outstanding September 30, 2009
    30,757,622 shares.
    Additional paid in Capital                                                        2,118,293                 2,030,180
    Balance Sheet adjustments due to translation differences                                  -                   -
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (2,971,204)               (2,443,474)
                                                                             ------------------        ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (785,153)                 (382,536)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $           51,978        $          440,515
                                                                             ------------------        ------------------
                                                                             ------------------        ------------------


                      The accompanying notes are an integral part of these financial statements.


                                               Page Four

                                             SAFER SHOT, INC.
                                      (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the quarters ended as of March 31, 2010 and 2009


                                                                                  September 16, 1997
                                                                                    (Inception) to
                                           June 30, 2010        June 30, 2009        June 30, 2010
                                        ------------------    -----------------    -----------------
REVENUES:
Revenues                                $                -    $               -    $               -

COSTS AND EXPENSES:
General and Administrative                           5,661                5,200              358,802
Officer's Compensation                              30,000               30,000              473,363
Consulting Expenses                                      -                    -              353,823
Research and Development                                 -                    -              180,306
Legal Fees                                          10,000                    -              116,803
Incentive Based Compensation                             -                    -              814,662
Depreciation                                                                                   9,939

     Total Costs and Expenses                       45,661               35,200            2,307,899

     Net Operating Income or (Loss)     $          (45,661)   $         (35,200)   $      (2,307,899)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


OTHER INCOME AND (EXPENSES):
Interest Expense                        $           (5,503)   $         (19,703)   $         (43,453)
Other Comprehensive Income/Expense                       -                    -              (36,716)
     Total Other Income/Expenses)                   (5,503)             (19,703)             (80,169)
                                        ------------------    -----------------    -----------------
     Net Income or (Loss)               $          (51,164)   $         (54,903)   $      (2,388,068)
                                        ------------------    -----------------    -----------------
                                        ------------------    -----------------    -----------------


Weighted average number of common
shares outstanding                              67,767,622           30,757,622

Net(Loss) Per Share                                  (0.00)               (0.00)

                      The accompanying notes are an integral part of these financial statements.


                                             Page Five

                                           SAFER SHOT, INC.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         for the quarters ended as of June 30, 2010 and 2009


                                                                                                September 16, 1997
                                                                                                  (inception) to
                                                       June 30, 2010        June 30, 2009          June 30, 2010
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $          (51,164)  $          (106,081)  $        (2,388,086)

     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                   731                11,685
Increase/(Decrease) in Prepaid Financing                             -                29,312               412,500
Increase/(Decrease) in Prepaid Current Liabilities              44,529                 4,054)              433,212
Accrued Interest                                                 5,598                 5,250                53,847
Stock and Options issued for services                                -                     -               502,350
Theft and Abandonment Loss                                           -                     -               (21,880)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities       $           (1,037)  $           (61,463)  $        (1,013,717)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                            $                -   $            (4,270)  $           (72,337)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                86,922               343,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities        $                -   $            82,652   $           272,006

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock            $                -   $                 -   $            10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                 -                     -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                    $                -   $                 -   $           741,806

Balance at beginning of period                                   1,132                19,606                     -
Net Increase (Decrease) in cash                                 (1,037)               21,189                    95
Balance as at end of period                                         95                40,795                    95


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
Issuance Of Stock or Options For Services                            -                     -                 7,550


                      The accompanying notes are an integral part of these financial statements.


                                     Page Six

                                  SAFER SHOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (Unaudited)
GENERAL

Safer Shot, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2010, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 K for the twelve months ended September 30, 2009.

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

PLAN OF OPERATIONS

     The Company had no sales or sales revenues for the three months ended June 30, 2010 or 2009. Safer Shot is a development stage Company. To date, the Company's activities have been focused on the continued development of the non-lethal Bouncer in preparation for retail sales.



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

ITEM 5.  OTHER INFORMATION
        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.    Exhibit

         3     Articles of Incorporation (1)
         3.2   Bylaws (1)
         3.1   Amended Articles of Incorporation (1)
         31    Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.
         32    Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
         (b)   Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-Q.
         (1)   Incorporated herein by reference from Registrant's Form 10SB12G,
               Registration Statement, dated January 5, 2000.
	(2)    Note Payable, dated May 17, 2010
	(3)    Note Payable, date June 10, 2010

SIGNATURES

                Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SAFER SHOT, INC.

                Dated: August 20, 2010

           By:          John Lund
                -----------------------
                    /s/ John Lund
                Chief Executive Officer

           By:   /s/ Michael Black
                ----------------------
                     Michael Black
                Chief Financial Officer