Form 10-K/A
period 2010-09-30
Safer Shot, Inc.
filed 2011-01-24
CIK 1101093

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

Item 4.     Submission of Matters to a Vote of Security Holders...........4


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......4

Item 6.     Management's Discussion and Analysis or Plan of Operations....4

Item 7.     Financial Statements..........................................6

Item 8.     Changes in and Disagreements With Accountants on Accounting
            And Financial Disclosure......................................6


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

Item 13.    Exhibits and Reports on Form 8-K..............................9

Item 14.    Controls and Procedures......................................10

Item 15.    Principal Accountant Fees and Services.......................10

            Signatures...................................................11

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company is filing an amended 10K for the fiscal year ending
September 30, 2009 to correct dates and statements in the financials, as well as, clarifying statements in the Description of Business regarding the Company's business and assets.

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

While deadlines have not been met, current management continues conversations with Mr. Meller and T.A.G. Engineering Ltd. If an updated agreement is not forthcoming, management is considering abandoning this project.


HISTORY

The Company commenced its business plan in August of 2005. Monumental Marketing, Inc., a Wyoming corporation (the "Company") was incorporated on September 16, 1997, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. In January of 2008, the Company changed its name to Safer Shot, Inc. The Company has been successful in acquiring financing to complete its purchase of the patent applications and complete its business plan to produce and market this product. The Company has successfully implemented several stages of its business plan described herein. It remains, however, a shell company under SEC rules and a development stage company under general accounting rules.

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

The company estimates that the molds are over 90% complete. Management has engaged in discussions on completing the molds and new agreements with primary parties in the past 3 months. At this time, an agreement has not been reached and there is no timetable for completion. In the event, that the company is unable to reach an agreement by September 30, 2010 then the molds will be evaluated by impairment review.

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

NAME AND ADDRESS
OF BENEFICIAL OWNERS /        NATURE OF            SHARES
DIRECTORS                     OWNERSHIP             OWNED        PERCENT
----------------------------------------------------------------------------
Eda Capital Corporation     Common Stock          2,233,334         6.9%
1685 54th St
Brooklin, NY 11204
Rolfe Investments Ltd       Common Stock          2,358,333         7.2%
c/o Trust Co Services LTD
Chamber 12 P o Box 4436
ZUG 6304 Israel
Bronfeld Zeev               Common Stock          3,233,333         9.9%
No 6 Ori St  Tel Aviv
Zegal & Ross Capital LLC    Common Stock          3,333,333        10.2%
Hiram 4 Street
Jerusalem, Israel
Officers and Directors      Common Stock            972,222         3.0%
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

3.3      Employment Agreement with Mr. Yehuda Meller, January 2006

3.4      Amended Employment Agreement with Mr. Yehuda Meller, June 2007

3.5      Bridge Loan Agreement, January 2008, Form 8K


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

On September 15, 2008, John Lund was appointed CEO.



(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934
Rule 13a-15(f) and 15d-15(f) as of September 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:) in Internal Control-Integrated Framework. Based on management's assessment the Company believes that, as of September 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

SAFER SHOT, INC.



Dated: January 6, 2011

    /s/John Lund                       /s/Michael Black
-------------------------          --------------------------
       John Lund                          Michael Black
  President, Director             Secretary, Treasurer, Director

                            SAFER SHOT, INC.
                       fka MONUMENTAL MARKETING, INC.
                       (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2009 AND 2008

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

Statements of Cash Flows for the
  Years Ended September 30, 2009 and 2008.............................F - 6

Notes to Financial Statements.........................................F - 7

HAMILTON PC

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Safer Shot, Inc.

We have audited the accompanying balance sheets of Safer Shot, Inc., as of September 30, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years in the period ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safer Shot, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 in conformity with U.S. generally accepted accounting standards.

The accompanying financial statements have been prepared assuming that Safer Shot, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Safer Shot, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HAMILTON PC

/s/ HAMILTON PC

Denver, Colorado
January 5, 2011

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


                                                   SAFER SHOT, INC.
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                  Inception of
                                          ---------------------------------         Development
                                               2009               2008                 Stage
                                          --------------     --------------     ------------------
REVENUES
Revenues                                  $           -      $           -      $            -

COSTS AND EXPENSES
General and Administrative                        4,800            118,815             329,662
Officer's Compensation                          120,000             10,735             503,363
Consulting Expenses                              29,790            79,650             355,949
Research and Development                              -             10,834             180,306
Legal Fees                                            -             22,192             106,803
Incentive Based Compensation                          -                  -           1,250,000
Depreciation                                          -                  -               9,939

     Total Costs and Expenses             $     154,590      $     242,226      $    2,736,022

     Net Ordinary Income or (Loss)        $    (154,590)     $    (242,226)     $   (2,736,022)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------

OTHER COMPREHENSIVE INCOME/(EXPENSES)
Interest Expense                                (78,596)           (73,565)           (165,394)
Derivative Interest Expense                           -                  -             (12,500)
Decrease in Fair Value of Derivatives                 -          1,349,136             470,442
Loss on closing Israeli Office                        -            (29,558)                  -

     Total Other Income/(Expense)         $     (78,596)     $   1,275,571             292,548

           Net Income or(Loss)            $    (233,186)     $   1,033,345      $   (2,443,474)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------
Weighted average number of common
shares outstanding                           30,757,622         30,757,622

Net Income or (Loss) Per Share                    (0.01)               .03


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


                                                   SAFER SHOT, INC.
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2009                   2008      September 30, 2009
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $         (233,186)   $        1,033,345    $       (2,443,474)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                     -                11,026
(Increase) Decrease in Prepaid Expenses                              -                34,083                     -
(Increase) Decrease in Prepaid Financing                        50,000                50,000              (463,564)
Increase (Decrease) in Current Liabilities                     183,186            (1,231,553)              710,609
Accrued Interest                                                     -                     -                     -
Stock and Options issued for services                                -               (87,082)            1,166,340)
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (30,000)             (201,206)           (1,010,869)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             -                     -               (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                         -                90,000               340,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                         -                90,000               270,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 400,000 shares of common stock                                -                30,000                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                30,000                30,000               741,806

Balance at beginning of period                                   1,132                82,338                     -
Net Increase (Decrease) in cash                                      -               (81,206)                1,132
Balance as at end of period                                      1,132                 1,132                 1,132


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPTION FOR SERVICES                                                                 1,257,550


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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

For the year ended
September 30, 2009
Basic Income per Share
Income to common shareholders    $ (233,186)      30,757,622   $     (.01)
                                 ----------       ----------   ----------
                                 ----------       ----------   ----------

For the year ended
September 30, 2008
Basic Loss per Share
Loss to common shareholders      $1,033,345       30,757,622   $      .03
                                 ----------       ----------   ----------
                                 ----------       ----------   ----------

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

            Net deferred tax assets liabilities)
            consist of the following components:

                                                      September 30, 2009

                Operating loss carryforwards                $  2,443,474
                Valuation allowance                           (2,443,474)
                                                            --------------

                Net deferred tax assets (liabilities)       $           -
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

NOTE 5 - PLANT AND EQUIPMENT

The Company purchased fixed assets during the year ended 09/30/06. It wrote off the assets in fiscal year 2007. The company currently does not own any depreciable property or equipment.

Assets written off

Computer Equipment			$ 4,546
Office Equipment			  1,453
                                         ------
Total Equipment                         $ 5,999
Accumulated depreciation                  5,188
                                         ------
   Loss on assets written off           $   811

Fixed assets still on balance sheet
Manufacturing Equipment (Production in progress)  51,883

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

The Company entered into an agreement with JRC for a bridge loan in the amount of $100,000 on May 14, 2007. The loan has an 8% interest rate and with a maturity date of 150 days on December 11, 2007.

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

NOTE 11 - DERIVATIVE LIABILITY ARISING FROM CONVERTIBLE DEBT

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company utilized the Black-Scholes method to determine beneficial conversion features. Any discount derived from determining the fair value to the debenture conversion features is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

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