Form 10-K
period 2010-09-30
Safer Shot, Inc.
filed 2011-02-14
CIK 1101093

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10K

                                   (MARK ONE)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For Fiscal Year Ended: September 30, 2010

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

     Registrant's telephone number including area code: (406) 531-9335

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

At January 12, 2011, the aggregate market value of all shares of voting stock held by non-affiliates was $1,189,809. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of January 12, 2011, was as follows: Common Stock $.001 par value, 133,006,004 shares.

Total revenues for fiscal year ended September 30, 2010 : $0


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

In April 2010, the Company entered into a settlement with Mr. Meller regarding the technology agreements.. Mr. Meller received 1,388,889 shares of the Company's stock.


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

The Company entered into a settlement agreement with the primary parties. The molds are in the possession of the Company's management. The Company is actively pursuing development of this product now that the molds are in hand. In the event, that the company is unable facilitate development of its less than lethal weapon, management will evaluate the molds by impairment review.

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

RESULTS OF OPERATIONS

During the period from September 16, 1997 through September 30, 2010 , the Company has proceeded to follow its business plan that includes completing the development of the molds necessary to manufacture the product. The Company has also been developing its marketing plan for the product. No revenues were received by the Company during this period.

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


LIQUIDITY AND FINANCIAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2010, reflects a current asset value of $71, and a total asset value of $51,594.

Liquidity and Capital Resources
Cash requirements of the Company have been met by funds provided from two private placements that raised $510,000 and loans totally $350,000. The ratio of current assets to current liabilities at September 30, 2010 was 1 to
9.74 compared to 1 to 1.2 on September 30, 2009. The working capital of the Company as of September 30, was $(505,900). The working capital at September 30, 2009 was (434,419). Cash was $71 at fiscal year end 2010 versus $1,132 at fiscal 2009 year end. Analysis of Operating, Investing and Financing Activities During 2010. During , the Company decreased its accounts payable by $94,686 and its short term notes payable by $222,394 mainly as a result converting debt to stock.

Selling, General and Administrative Expenses.
The Company's selling, general and administrative increased from $4,800 to $14,044 during the fiscal year ended September 30, 2010. Officer's compensation decreased to $100,000 from $120,000 during the year. Legal fees remained at $0. Consulting expenses remained at $0. Research and Development remained at $0.

During the past year, the Company's operations and investing activities have been financed extensively from short term notes.

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

None.

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

                               PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The current officers and directors, Mr. Lund and Mr. Black, started their service on April 30, 2010. The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S NAME    AGE          OFFICE                        TERM EXPIRES
John Lund          53      President, Director               April 30, 2011
Michael Black      57      Secretary, Treasurer, Director    April 30, 2011

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

Mr. Black has been the Company's Chief Financial Officer, Treasurer,
Secretary, and a director, since April 30, 2010. Mr. Black also holds executive positions in two other publicly traded companies. He is the President of InternetArray, Inc., a position held since June 20, 2008: and the Chief Financial Officer, Treasurer and Secretary of Healthnostics, Inc., positions he has held since August 26, 2001. From September 16, 1994 through October 8, 2000, he held various executive positions in Integrated Healthcare Systems, Inc. and H-Quotient, Inc., (successor by merger to Integrated Healthcare Systems, Inc.), including Secretary, Treasurer and Chief Financial Officer from September 16, 1994 through October 8, 2000, Chairman and Chief Executive
Officer from January 6, 1996 through November 15, 1999 and President from January 6, 1996 through April 15, 1996. From January 1991 through September 1994, he worked with Asset Growth Partners, Inc., a boutique investment bank, specializing in mergers and acquisitions, equity and debt financing and strategic advice, focusing primarily on technology companies. From 1989 to 1991, he served as President and Founder of The Account Data Group, a LAN integration company, until the company was sold in April 1989 to NMI. He holds a B.S. in Management and Accounting from the University of Maryland (1994).

CONFLICTS OF INTEREST

Certain conflicts of interest existed at September 30, 2010 and may continue to exist between the Company and its officers and directors due to the fact that they has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 130,006,004 shares of issued and outstanding Common Stock of the Company as of September 30, 2010 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME AND ADDRESS
OF BENEFICIAL OWNERS /        NATURE OF            SHARES
DIRECTORS                     OWNERSHIP             OWNED         PERCENT
----------------------------------------------------------------------------
JRC1 LLC                    Common Stock          11,153,243        8.4%
15 Ottavio Promenade
Staten Island, NY 11209

Carlthon Group              Common Stock          11,000,000        8.3%
312 101 st Street #42e
Brooklyn, NY 11209

Healthnostics               Common Stock          11,000,000        8.3%
626C Admiral Dr #141
Annapolis, MD 21403

James Yeung		    Common Stock          37,000,000       27.8%
161 Liberty Ave
Staten Island, NY 10305

Officers and Directors      Common Stock          18,972,222       18.90%
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

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         F - 1

Balance Sheets September 30, 2010 and 2009                           F - 2

Statements of Operations for the
  Years Ended September 30, 2010 and 2009                            F - 3

Statement of Stockholders' Equity
  Since September 16, 1997 (inception) to September 30, 2010         F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2010 and 2009                            F - 7

Notes to Financial Statements                                        F - 8


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

3.3      Employment Agreement with Mr. Yehuda Meller, January 2006

3.4      Amended Employment Agreement with Mr. Yehuda Meller, June 2007

3.5      Bridge Loan Agreement, January 2008, Form 8K


(b) Reports on Form 8-K.

On July 16, 2009, Kevin Kading was appointed to the board of directors.

On February 2, 2010, Hamilton was engaged as the firms auditors.

On February 18, 2010, the Company removed Mr. Kading from the board of directors. Mr. Michael Black was appointed CFO and the authorized shares of common stock were increased to 200,000,000. The Company held an annual meeting on April 30, 2010 where the majority of shareholders authorized common stock shares to be increased to 200,000,000 and Mr. Black was appointed to CFO and to the board of directors.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 5, 2000.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of September 30, . Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934
Rule 13a-15(f) and 15d-15(f) as of September 30, . In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:) in Internal Control-Integrated Framework. Based on management's assessment the Company believes that, as of September 30, , the Company's internal control over financial reporting is effective based on those criteria.

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

There was no change to the Company's internal controls over financial reporting during the fiscal year ended September 30, that materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2010 and 2009:

           Service                           2010           2009
-------------------------               -----------     -----------
Audit Fees                              $    18,000     $    15,000
Audit-Related Fees                           12,585          11,000
Tax Fees                                          -               -
All Other Fees                                    -               -
                                        -----------     -----------
Total                                   $    30,585    $     26,000
                                        -----------     -----------
                                        -----------     -----------

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Hamilton, PC. in connection with statutory and regulatory filings or engagements.

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



Dated: February 11, 2011

    /s/John Lund                       /s/Michael Black
-------------------------          --------------------------
       John Lund                          Michael Black
  President, Director             Secretary, Treasurer, Director

                              SAFER SHOT, INC.
                       fka MONUMENTAL MARKETING, INC.
                       (A Development Stage Company)
                          FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2010 AND 2009

                               CONTENTS
                                                                       Page

Independent Auditor's Report..........................................F - 1

Balance Sheets September 30, 2010 and 2009............................F - 2

Statements of Operations for the
  Years Ended September 30, 2010 and 2009.............................F - 3

Statement of Stockholders' Equity
  Since September 16, 1997 (inception) to September 30, 2010..........F - 4

Statements of Cash Flows for the
  Years Ended September 30, 2010 and 2009.............................F - 7

Notes to Financial Statements.........................................F - 8

HAMILTON PC

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Safer Shot, Inc.

We have audited the accompanying balance sheet of Safer Shot, Inc., as of September 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years in the period ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safer Shot, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years in the period ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
February 11, 2011

                        SAFER SHOT, INC.
                 fka MONUMENTAL MARKETING, INC.
                   (A Development Stage Company)
                          BALANCE SHEETS


                                                                                         September 30,
                                                                                    2010                2009
                                                                             ------------------  ------------------
     ASSETS:
CURRENT ASSETS
Cash                                                                         $               71  $            1,132
Prepaid Financing                                                                             -             387,500
                                                                             ------------------  ------------------
     Total Current Assets                                                    $               71  $          388,632

FIXED ASSETS
Fixed Assets (net of depreciation)                                           $           51,883  $           51,883

     TOTAL ASSETS                                                            $           51,954  $          440,515
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------
     LIABILITIES AND EQUITY
CURRENT LAIBILITIES
Accounts Payable                                                             $           56,904  $          151,590
Disputed Payables                                                                       304,133             304,133
Notes Payable                                                                           144,934             367,328
                                                                             ------------------  ------------------
Total Current Liabilities                                                    $          505,971  $          823,051

     DERIVATIVE LIABILITY
Derivative Liability                                                         $                -  $                -
                                                                             ------------------  ------------------
                                                                             $                -  $                -

EQUITY
    Common Stock - 200,000,000 common stock par value $.001
    authorized.   Issued and outstanding September 30, 2010                             133,006              32,864
    133,006,004 shares.  Issued and outstanding September 30, 2009
    32,863,872 shares.
    Additional paid in Capital                                                        2,461,151           2,030,180
    Balance Sheet adjustments due to translation differences                                  -                   -
    Retained earnings or (Deficit accumulated during development
    stage)                                                                           (3,048,174)         (2,445,580)
                                                                             ------------------  ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        (454,017)           (382,536)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $           51,954  $          440,515
                                                                             ------------------  ------------------
                                                                             ------------------  ------------------


                      The accompanying notes are an integral part of these financial statements.


                                                   SAFER SHOT, INC.
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS


                                                                                 Cumulative since
                                                 For the years ended            September 16, 1997
                                                    September 30,                 (Inception) to
                                          ---------------------------------        September 30,
                                               2010               2009                 2010
                                          --------------     --------------     ------------------
REVENUES
Revenues                                  $           -      $           -      $            -

COSTS AND EXPENSES
General and Administrative                       14,044              4,800             343,706
Officer's Compensation                          100,000            120,000             603,363
Professional Fees                                29,945             29,790             385,894
Research and Development                              -                  -             180,306
Consulting                                       52 830                  -             124,238
Incentive Based Compensation                          -                  -             800,000
Depreciation                                          -                  -               9,939

     Total Costs and Expenses             $     196,819      $     154,590      $    2,447,446

     Net Ordinary Income or (Loss)        $    (196,819)     $    (154,590)     $   (2,447,446)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------

OTHER COMPREHENSIVE INCOME/(EXPENSES)
Interest Expense                               (405,776)           (78,596)           (571,170)
Decrease in Fair Value of Derivatives                 -                  -                   -
Loss on closing Israeli Office                        -                  -             (29,558)

     Total Other Income/(Expense)         $    (405,776)     $     (78,596)           (600,728)

           Net Income or(Loss)            $    (602,595)     $    (233,186)     $   (3,048,174)
                                          --------------     --------------     ---------------
                                          --------------     --------------     ---------------
Weighted average number of common
shares outstanding                           87,327,817         32,863,872

Net Income or (Loss) Per Share                    (0.01)             (0.01)


                      The accompanying notes are an integral part of these financial statements.


                                         SAFER SHOT, INC.
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2010

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


                                         SAFER SHOT, INC.
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2010
                                             (continued)

                                                                                        Accumulated      Balance
                                                                                          Deficit         Sheet
                                                                          Additional       during       Adjustments      Total
                                              Common         Stock          Paid-In     Developmental     due to      Stockholders
                                              Shares         Amount         Capital         Stage       Translation      Equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock in consideration
of receiving a loan on July 30, 2006            250,000            250              -              -              -            250

Issued common stock for a
consulting contract on July 30, 2006          2,300,000          2,300              -              -              -          2,300

Net (Loss)                                                                                  (450,806)                     (450,806)

Balance at September 30, 2006                28,049,999         28,050        499,500       (680,380)             -       (152,830)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

Issued common stock in consideration
of receiving a loan on November 30, 2006        125,000            125              -              -              -            125

Issued common stock in for a consulting
contract on May 4, 2007                         250,000            250              -              -              -            250

Issued common stock for exchange of
convertible note                                520,400            521         51,520              -              -         52,041

Issued common stock for exchange of
for cash                                        800,000            800        199,200              -              -        200,000

Exercised 972,233 options for common
stock                                           972,223            972              -              -              -            972

Net (Loss)                                                                                (2,562,523)             -     (2,562,523)

Balance at September 30, 2007                30,717,622         30,718      2,000,220     (3,242,633)          (353)    (1,213,048)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock for cash                     40,000             40         29,960              -              -         30,000

Exercise 756,250 options for common
stock                                           756,250            756              -              -              -            756

Exercise 1,388,890 options for common
stock                                         1,388,890          1,389              -              -              -          1,389

Reverse Transaction differences                       -              -              -              -            353            353

Net Income as at  September 30, 2008                  -              -              -      1,033,345              -      1,033,345

Balance at September 30, 2008                32,863,872         32,864      2,030,180     (2,212,394)             -       (149,350)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Income as at  September 30, 2009                  -              -              -       (233,186)             -       (233,186)

Balance at September 30, 2009                32,863,872         32,864      2,030,180     (2,445,580)             -       (382,536)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

                      The accompanying notes are an integral part of these financial statements.


                                         SAFER SHOT, INC.
                                  fka MONUMENTAL MARKETING, INC.
                                   (A Development Stage Company)
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2010
                                             (continued)

                                                                                        Accumulated      Balance
                                                                                          Deficit         Sheet
                                                                          Additional       during       Adjustments      Total
                                              Common         Stock          Paid-In     Developmental     due to      Stockholders
                                              Shares         Amount         Capital         Stage       Translation      Equity
                                           ------------   ------------   ------------   ------------   ------------   ------------
Issued common stock for
settlement agreement                         37,000,000         37,000         88,113              -              -        125,113

Issued common stock for
converting part of note payable               4,000,000          4,000         11,000              -              -         15,000

Issued common stock for
converting note payable                      33,153,243         33,153         89,514              -              -        122,667

Issued common stock for
officer's services                            5,000,000          5,000         45,000              -              -         50,000

Issued common stock for
converting accounts payable                   8,000,000          8,000         72,000              -              -         80,000

Issued common stock for
officer's services                            5,000,000          5,000         45,000              -              -         50,000

Issued common stock for
converting note payable                         600,000            600          2,400              -              -          3,000

Issued common stock for
settlement of agreement for patent            1,388,889          1,389         56,944              -              -         58,333

Issued common stock for
converting note payable                       6,000,000          6,000         21,000              -              -         27,000

                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Income as at  September 30, 2010                  -              -              -       (602,594)             -       (602,594)

Balance at September 30, 2010               133,006,004        133,006      2,461,151     (3,048,174)             -       (454,017)
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------

                      The accompanying notes are an integral part of these financial statements.


                                                   SAFER SHOT, INC.
                                            fka MONUMENTAL MARKETING, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS

                                                             For the years ended
                                                                September 30,                   September 16, 1997
                                                    ----------------------------------------      (inception) to
                                                             2010                   2009        September 30, 2010
                                                    ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income or (Loss)                                $         (602,595)   $         (233,186)   $       (3,048,174)
     Adjustments to reconcile Net Income to
     Net Cash provided
Depreciation                                                         -                     -                11,026
(Increase) Decrease in Prepaid Financing                       387,500                50,000                     -
Increase (Decrease) in Current Liabilities                    ( 94,686)              183,186               697,927
Increase (Decrease) in Notes Payable 			      (293,167)					  (293,167)
Accrued Interest                                               405,776                     -                     -
Stock and Options issued for services                          125,337                     -             1,554,264
Donated Services                                                     -                     -                 8,194
                                                    ------------------    ------------------    ------------------
    Net Cash provided by Operating Activities                  (71,835)                    -            (1,069,930)


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             -                     -               (71,148)
Sale of fixed assets                                                 -                     -                 1,343
Note Payable                                                    70,774                     -               398,000
                                                     -----------------    ------------------     -----------------
Net change in cash from Investing Activities                    70,774                     -               328,195

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issued 19,999,999 shares of common stock                             -                     -                10,000
Issued 500,000 shares of common stock                                -                     -               500,000
Issued 800,000 shares of common stock                                -                     -               200,000
Issued 40,000 shares of common stock                                                       -                30,000
Contributed Capital from shareholder                                 -                     -                 1,806
                                                    ------------------    ------------------    ------------------
                                                                     -                     -               741,806

Balance at beginning of period                                   1,132                 1,132                     -
Net Increase (Decrease) in cash                                 (1,061)                    -                    71
Balance as at end of period                                         71                 1,132                    71


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPTION FOR SERVICES                                                                 1,257,550
ISSUANCE OF STOCK OR FOR CONVERSION OF NOTES PAYABLE           292,780                                     292,780
ISSUANCE OF STOCK IN SETTLEMENT OF PATENT DISPUTE               53,333                                      53,333

                      The accompanying notes are an integral part of these financial statements.


                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred accumulated net losses of approximately $3,048,174 for the years ended September 30, 2010, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
                               (Continued)

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                    Income         Shares          Per-Share
                                 (Numerator)    (Denominator)        Amount

For the year ended
September 30, 2010
Basic Income per Share
Income to common shareholders    $ (602,595,)     87,452,621   $     (.01)
                                 ----------       ----------   ----------
                                 ----------       ----------   ----------

For the year ended
September 30, 2009
Basic Loss per Share
Loss to common shareholders      $(233,186)       32,863,872   $     (.01)
                                 ----------       ----------   ----------
                                 ----------       ----------   ----------

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2010 and 2009 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
                               (Continued)

NOTE 3 - INCOME TAXES

As of September 30, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,048,174 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

            Net deferred tax assets liabilities)
            consist of the following components:

                                                      September 30, 2010

                Operating loss carryforwards                $    3,048,174
                Valuation allowance                             (3,048,174)
                                                            --------------

                Net deferred tax assets (liabilities)       $            -
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

Fixed assets still on balance sheet
Manufacturing Equipment (Production in progress)  51,883

                            SAFER SHOT, INC.
                     fka MONUMENTAL MARKETING, INC.
                     (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
                               (Continued)

NOTE 6 - COMMITMENTS

The Company currently does not have a lease or rental agreement for office space.

On January 16, 2006, the Company entered into a letter of undertaking and an escrow services agreement with Mr. Yehuda Meller and his company, T.A.G Engineering Ltd. Pursuant to the terms of the letter of undertaking, the Company has agreed to purchase patent applications filed with the Israeli Patent Office: patent application no. 161777-8, which was filed on December 4, 2005 and patent application no. 162809-8, which was filed on December 13, 2005. The Company have entered into the escrow agreement so that the patent applications will be held in trust and not assigned to any other party until the earlier of the closing of the patent application purchase or April 30, 2006. The patent applications relate to a less than lethal weapon currently known as the "Bouncer", which is in its development stages. There are conditions to be fulfilled prior to closing, including obtaining financing and entering into a technology transfer agreement. The Company signed an amended agreement in July 2007. During 2010, the Company came to an agreement with Mr. Meller concerning the patent and technology. Mr. Meller received 1,388,339 shares of the Company's common stock in settlement of the issues.

NOTE 7 - NOTES PAYABLE

Schedule of Notes Payable
	                            Interest	Balance
	                              Rate	9/30/2010

Holder 1/29/08	                      8.00%    112,255.95
James Yeung  #2 12/29/09	      8.00%     17,241.45
Zegal and Ross 02/19/09	              8.00%     15,436.63

                                      	       144,934.03

All notes payable are past due.

NOTE 8 - PREPAID FINANCING

The Company recorded $500,000 in prepaid financing due to derivative issues connected to the bridge loans The Company is amortizing the prepaid financing over ten years using the straight line method. The Company wrote off the prepaid financing in the quarter ending 12/31/09 due to the note holder converting the notes into common stock.

                           Table
	         Prepaid
                Financing       Interest
		 Balance        Amortized
09/30/2007	487,500.00
12/31/2007	475,000.00      12,500.00
03/31/2008	462,500.00      12,500.00
06/30/2008	450,000.00      12,500.00
09/30/2008	437,500.00      12,500.00
12/31/2008      425,000.00      12,500.00
03/31/2009      412,500.00      12,500.00
06/30/2009      400,000.00      12,500.00
09/30/2009      387,500.00      12,500.00
12/31/2009            0.00     387,500.00