Form 10-K/A
period 2010-09-30
Safer Shot, Inc.
filed 2013-03-08
CIK 1101093

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

Check whether the issuer (1) filed all reports required to be filed by  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Check if the company is a shell company as specified by the rule. [ ]

At January 12, 2011, the aggregate market value of all shares of voting stock held by non-affiliates was $1,189,809. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of January 12, 2011, was as follows: Common Stock $.001 par value, 134,506,004 shares.

Total revenues for fiscal year ended September 30, 2010 : $0

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

Transitional Small Business Disclosure Format (check one): Yes [ ] NO [X]

Explanatory Note

The purpose of this Amendment No.1 to Safer Shot, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on February 14, 2011 (the “Form 10-K”) is solely to correctly state the Company’s status as a development stage company and delete a misclassification as a shell company.

Except as specifically noted above, this Amendment No. 1 to Form 10-K does not modify or update disclosures in the Original Filing. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

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

In April 2010, the Company entered into a settlement with Mr. Meller regarding the technology agreements. Mr. Meller received 1,388,889 shares of the Company's stock.

HISTORY

The Company commenced its business plan in August of 2005. Monumental Marketing, Inc., a Wyoming corporation (the "Company") was incorporated on September 16, 1997, and was formed specifically for the purpose of either merging with or acquiring an operating company with operating history and assets. In January of 2008, the Company changed its name to Safer Shot, Inc. The Company has been successful in acquiring financing to complete its purchase of the patent applications and complete its business plan to produce and market this product. The Company has successfully implemented several stages of its business plan described herein.  It remains a development stage company under general accounting rules while implementing its business plan.

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

RESULTS OF OPERATIONS

During the period from September 16, 1997 through September 30, 2010, the Company has proceeded to follow its business plan that includes completing the development of the molds necessary to manufacture the product. The Company has also been developing its marketing plan for the product. No revenues were received by the Company during this period.

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

Analysis of Operating, Investing and Financing Activities During 2010. During, the Company decreased its accounts payable by $94,686 and its short term notes payable by $222,394 mainly as a result converting debt to stock.

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

CONTINGENCIES

None.

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward- looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

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

As a Group (one)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with organizing the Company, on September 16, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On October 20, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. In June 2005, the outstanding shares were forward split 5:1 resulting a total of 5,000,000  shares outstanding.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f) as of September 30, . In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO:) in Internal Control- Integrated Framework. Based on management's assessment the Company believes that, as of September 30, , the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Pollard and Kelley Auditing Services Inc. any for professional services rendered for the years ended September 30, 2010 and 2009:

Service	2010	2009
Audit Fees	$ 18,000	$ 15,000
Audit-Related Fees	$ 12,585	$ 11,000
Tax Fees	-	-
All Other Fees	-	-
Total	$ 30,585	$ 26,000

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

SAFER SHOT, INC.

Dated: March 8, 2013

 /s/Michael Black

-------------------------

       Michael Black

President, Treasurer,Director

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

HAMILTON PC

/s/ HAMILTON PC Denver, Colorado February 11, 2011

SAFER SHOT, INC.  fka MONUMENTAL MARKETING, INC.

(A Development Stage Company)

 BALANCE SHEETS

	September 30,
	2010	2009

ASSETS:
CURRENT ASSETS
Cash	$ 71	$ 1,132
Prepaid Financing	$ -	387,500
Total Current Assets	$ 71	$ 388,632

FIXED ASSETS
Fixed Assets (net of depreciation)	$ 51,883	$ 51,883
TOTAL ASSETS	$ 51,954	$ 440,515

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 56,904	$ 151,590
Disputed Payables	304,133	304,133
Notes Payable	144,934	367,328
Total Current Liabilities	$ 505,971	$ 823,051

DERIVATIVE LIABILITY
Derivative Liability	$ -	$ -
	$ -	$ -

EQUITY:
Common Stock- 200,000,000 common stock par value $0.001 authorized. Issued and outstanding September 30, 2010 133,006,004 shares. Issued and outstanding September 30, 2009 32,863,872 shares	133,006	32,864
Additional paid in Capital	2,461,151	2,030,180
Balance Sheet adjustments due to translation differences	$ -	$ -
Retained earnings or (Deficit accumulated during development stage)	(3,048,174)	(2,445,580)
TOTAL STOCKHOLDERS' EQUITY	(454,017)	(382,536)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	51,954	440,515

The accompanying notes are an integral part of these financial statements

SAFER SHOT, INC.  fka MONUMENTAL MARKETING, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

	For the years ended September 30,		Cumulative since September 16, 1997 (Inception) to September 30,
	2010	2009	2010
REVENUES:
Revenues	$ -	$ -	$ -

COSTS AND EXPENSES
General and Administrative	14,004	4,800	343,706
Officer's Compensation	100,000	120,000	603,363
Professional Fees	29,945	29,790	385,894
Research and Development	-	-	180,306
Consulting	52,830	-	124,238
Incentive Based Compensation	-	-	800,000
Depreciation	-	-	9,939
Total Costs and Expenses	$ 196,819	$ 154,590	$ 2,447,446
Net Ordinary Income or (Loss)	$ (196,819)	$ (154,590)	$ (2,447,446)

OTHER COMPREHENSIVE INCOME/ (EXPENSES)
Interest Expense	(405,776)	(78,596)	(571,170)
Decrease in fair Value of Derivatives	-	-	$ -
Loss on closing Israeli Office	-	-	(29,558)

Total Other Income/ (Expense)	$ (405,776)	$ (78,596)	$ (571,170)
Net Income or (Loss)	$ (602,595)	$ (233,186)	$ (3,048,174)

Weighted average number of common shares outstanding	87,327,817	32,863,872	-
Net Income or (Loss) Per Share	(0.01)	(0.01)	-

The accompanying notes are an integral part of these financial statements

SAFER SHOT, INC.  fka MONUMENTAL MARKETING, INC.

(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS' EQUITY  SINCE SEPTEMBER 16, 1997 (INCEPTION) TO SEPTEMBER 30, 2010

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit during the Developmental Stage	Balance Sheet Adjustments due to Translation	Total Stockholders' Equity

Net (Loss)	-	-	-	(1,025)	-	(1,025)
Balance at September 30, 1997	-	$ -	$ -	(1,025)	-	(1,025)

Issuance of Stock for Services	1,000,000	1,000	-	-	-	1,000
Net (Loss)	-	-	-	(25)		(25)
Balance at September 30, 1998	1,000,000	1,000	-	(1,050)	-	(50)

Capital contributed by shareholder	-	-	75	-	-	75
Net (Loss)	-	-	-	(25)	-	(25)
Balance at September 30, 1999	1,000,000	1,000	75	(1,075)	-	-

Capital contributed by shareholder	-	-	358	-	-	358
Net (Loss)	-	-	(1,756)	-	(1,756)	-
Balance at September 30, 2000	1,000,000	1,000	1,523	(2,831)	-	(308)

Capital contributed by shareholder	-	-	358	-	-	358
Net (Loss)	-	-	-	(1,750)	-	(1,750)
Balance at September 30, 2001	1,000,000	1,000	1,881	(4,581)	-	(1,700)

Net (Loss)	-	-	-	(100)	-	(100)
Balance at September 30, 2002	1,000,000	1,000	1,881	(4,681)	-	(1,800)

Net (Loss)	-	-	-	(100)	-	-
Balance at September 30, 2003	5,000,000	5,000	-	(6,900)	-	(1,900)
Net (Loss)	-	-	-	(100)	-	(100)
Balance at September 30, 2004	5,000,000	5,000	-	(7,000)	-	(2,000)
Issued 19,999,999 shares of $10,000 in June 2005	19,999,999	20,000	-	(10,000)	-	10,000
Issued 500,000 shares of $500,000 in June 2005	500,000	500	499,500	-	-	500,000
Net (Loss)	-	-	-	(212,574)	-	(212,574)
Balance at September 30, 2005	25,499,999	25,000	(499,500)	(229,574)	-	295,426

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit during the Developmental Stage	Balance Sheet Adjustments due to Translation	Total Stockholders' Equity

Issued common stock in consideration of receiving a loan on July 30, 2006	250,000	250	-	-	-	250
Issued common stock for a consulting contract on July 30, 2006	2,300,000	2,300	-	-	-	2,300
Net (Loss)	-	-	-	(450,806)	-	(450,806)
Balance at September 30, 2006	28,049,999	28,050	499,500	(680,380)	-	(152,830)

Issued common stock in consideration of receiving a loan on November 30, 2006	125,000	125	-	-	-	125
Issued common stock in for a consulting contract on May 4, 2007	250,000	250	-	-	-	250
Issued common stock for exchange of convertible note	520,400	521	51,520	-	-	52,041
Issued common stock for exchange of for cash	800,000	800	199,200	-	-	200,000
Exercised 972,233 options for common stock	972,223	972	-	-	-	972
Net (Loss)	-	-	(2,562,523)	-	(2,562,523)	-
Balance at September 30, 2007	30,717,622	30,718	2,000,220	(3,242,633)	(353)	(1,213,048)

Issued common stock for cash	40,000	40	29,960	-	-	30,000
Exercise 756,250 options for common stock	756,250	756	-	-	-	756
Exercise 1,388,890 options for common stock	1,388,890	1,389	-	-	-	1,389
Reverse Transaction differences	-	-	-	-	353	353
Net Income as at September 30, 2008	-	-	-	1,033,345	-	1,033,345
Balance at September 30, 2008	32,863,872	32,864	2,030,180	(2,212,394)	-	(149,350)

Net Income as at September 30, 2009	-	-	-	(233,186)	-	(233,186)
Balance at September 30, 2009	32,863,872	32,864	2,030,180	(2,445,580)	-	(382,536)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit during the Developmental Stage	Balance Sheet Adjustments due to Translation	Total Stockholders' Equity

Issued common stock for settlement agreement	37,000,000	37,000	88,113	-	-	125,113
Issued common stock for converting part of note payable	4,000,000	4,000	11,000	-	-	15,000
Issued common stock for converting note payable	33,153,243	33,153	89,514	-	-	122,667
Issued common stock for officer's services	5,000,000	5,000	45,000	-	-	50,000
Issued common stock for converting accounts payable	600,000	600	2,400	-	-	3,000
Issued common stock for settlement of agreement for patent	1,388,889	1,389	56,944	-	-	58,333
Issued common stock payable for converting note payable	6,000,000	6,000	21,000	-	-	27,000
Net Income as at September 30, 2010	-	-	-	(602,594)	-	(602,594)
Balance at September 30, 2010	133,006,004	133,006	2,461,151	(3,048,174)	-	(454,017)

The accompanying notes are an integral part of these financial statements

SAFER SHOT, INC.  fka MONUMENTAL MARKETING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the years ended September 30,		September 16, 1997 (inception) to September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income or (Loss)	$ (602,595)	$ (233,186)	$ (3,048,174)
Adjustments to reconcile Net Income to Net Cash provided
Depreciation	-	-	11,026
(Increase) Decrease in Prepaid Financing	387,500	50,000	-
Increase (Decrease) in Current Liabilities	(94,686)	183,186	697,927
Increase (Decrease) in Notes Payable	(293,167)	-	(293,167)
Accrued Interest	405,776	-	-
Stock and Options issued for services	125,337	-	1,554,264
Donated Services	-	-	8,194
Net Cash provided by Operating Activities	(71,835)	-	(1,069,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(71,148)
Sale of fixed assets	-	-	1,343
Note Payable	70,774	-	398,000
Net change in cash from Investing Activities	70,774	-	328,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued 19,999,999 shares of common stock	-	-	10,000
Issued 500,000 shares of common stock	-	-	500,000
Issued 800,000 shares of common stock	-	-	200,000
Issued 40,000 shares of common stock	-	-	30,000
Contributed Capital from shareholder	-	-	1,806
	-	-	741,806

Balance at beginning of period	1,132	1,132	-
Net Increase (Decrease) in cash	(1,061)	-	71
Balance as end of period	71	1,132	71

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS
ISSUANCE OF STOCK OR OPTION FOR SERVICES	-	1,257,550	-
ISSUANCE OF STOCK OR FOR CONVERSION OF NOTES PAYABLE	292,780	-	292,780
ISSUANCE OF STOCK IN SETTLEMENT OF PATENT DISPUTE	53,333	-	53,333

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

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended September 30, 2010
Basic Income per Share
Income to common shareholders	(602,595)	87,452,621	(0.01)

For the year ended September 30, 2009
Basic Loss per Share
Loss to common shareholders	(233,186)	32,863,872	(0.01)

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

Net deferred tax assets (liabilities)

consist of the following components:

September 30, 2010
Operating loss carryforwards	$ 3,048,174
Valuation allowance	(3,048,174)

Net deferred tax assets (liabilities)	$ -

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

Assets written off

Computer Equipment	$ 4,546
Office Equipment	1,453
Total Equipment	$ 5,999
Accumulated depreciation	5,188
Loss on assets written off	$ 811

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

NOTE 7 - NOTES PAYABLE

Schedule of Notes Payable
	Interest Rate	Balance 9/30/2010
Holder 1/29/08	8.00%	112,255.95
James Yeung #2 12/29/09	8.00%	17,241.45
Zegal and Ross 02/19/09	8.00%	15,436.63
		114,934.03

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

	Prepaid Financing Balance	Interest Amortized
09/30/2007	487,500.00	12,500.00
12/31/2007	475,000.00	12,500.00
03/31/2008	462,500.00	12,500.00
06/30/2008	450,000.00	12,500.00
09/30/2008	437,500.00	12,500.00
12/31/2008	425,000.00	12,500.00
03/31/2009	412,500.00	12,500.00
06/30/2009	400,000.00	12,500.00
09/30/2009	387,500.00	12,500.00
12/31/2009	0.00	387,500.00

EXHIBIT 31

CHIEF EXECUTIVE OFFICER AND  CHIEF FINANCIAL OFFICER  PURSUANT TO  18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT TO SECTION 302 OF THE  SARBANES-OXLEY ACT OF 2002

I, Michael Black, certify that;

1. I have reviewed this Form 10-K/ A of Safer Shot, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant, other certifying officer(s) and I are responsible for establishing and maintaining disclosure, controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financing reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 8, 2013 /s/Michael Black ------------------------------------------- Michael Black President (Principal Executive)

EXHIBIT 31

CHIEF EXECUTIVE OFFICER AND  CHIEF FINANCIAL OFFICER  PURSUANT TO  18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT TO SECTION 302 OF THE  SARBANES-OXLEY ACT OF 2002

I, Michael Black, certify that;

1. I have reviewed this Form 10-K/ A of Safer Shot, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant, other certifying officer(s) and I are responsible for establishing and maintaining disclosure, controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financing reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 8, 2013 /s/Michael Black ------------------------------------------- Michael Black Treasurer (Accounting Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO  18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/ A of Safer Shot, Inc. for the period ended, September 30, 2010, (the "Report") I, Michael Black, President of the Company, hereby certify pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Safer Shot, Inc.

Date: March 8, 2013 /s/Michael Black ------------------------------------------- Michael Black President (Principal Executive)

EXHIBIT 32

CERTIFICATION PURSUANT TO  18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/ A of Safer Shot, Inc. for the period ended, September 30, 2010, (the "Report") I, Michael Black, Treasurer of the Company, hereby certify pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Safer Shot, Inc.

Date: March 8, 2013 /s/Michael Black ------------------------------------------- Michael Black Treasurer (Accounting Officer)