Form 10-K/A
period 2009-09-30
Safer Shot, Inc.
filed 2013-05-09
CIK 1101093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

Transitional Small Business Disclosure Format (check one): Yes  NO [X]

Explanatory Note

The purpose of this Amendment No.2 to Safer Shot, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on January 12, 2010 (the “Form 10-K”) is solely to correctly state the Company’s status as a development stage company and delete a misclassification as a shell company as former management did not update the annual reports to state the correct operational status of the Company.

Except as specifically noted above, this Amendment No. 2 to Form 10-K does not modify or update disclosures in the Original Filing. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

TABLE OF CONTENTS

Item Number and Caption Page

PART I

PART II

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

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                         15

Balance Sheets

  September 30, 2009 and 2008                                        16

Statements of Operations for the

  Years Ended September 30, 2009 and 2008                            17

Statement of Stockholders' Equity

  Since September 16, 1997 (inception) to September 30, 2009         18

Statements of Cash Flows for the

  Years Ended September 30, 2009 and 2008                            21

Notes to Financial Statements                                        22

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

SAFER SHOT, INC.

Dated: May 9, 20 13 /s/ Michael Black --------------------------------- Michael Black President

MONUMENTAL MARKETING, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008

CONTENTS

                                                                       Page

Independent Auditor's Report..........................................15

Balance Sheets

  September 30, 2009 and 2008.........................................16

Statements of Operations for the

  Years Ended September 30, 2009 and 2008.............................17

Statement of Stockholders' Equity

  Since September 16, 1997 (inception) to September 30, 2009..........18

Statements of Cash Flows for the

  Years Ended September 30, 2009 and 2008.............................21

Notes to Financial Statements.........................................22

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

I, Michael Black , certify that;

1. I have reviewed this Form 10-K/A of Safer Shot, Inc.;

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

4. The small business issuers, other certifying officer(s) and I are responsible for establishing and maintaining disclosure, controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 9, 2013 /s/Michael Black ------------------------------------------- Michael Black President (Principal Executive)

EXHIBIT 31

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER  PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Black , certify that;

1. I have reviewed this Form 10-K/A of Safer Shot, Inc.;

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

4. The small business issuers, other certifying officer(s) and I are responsible for establishing and maintaining disclosure, controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 9, 2013 /s/Michael Black ------------------------------------------- Michael Black Treasurer (Accounting Officer)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/A of Safer Shot, Inc. for the period ended, September 30, 2009, (the "Report") I, Michael Black , President of the Company, hereby certify pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Safer Shot, Inc.

Date: May 9, 2013 /s/Michael Black ------------------------------------------- Michael Black President (Principal Executive)

EXHIBIT 32

CERTIFICATION PURSUANT TO  18 U.S.C. SECTION 1350,  AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K/A of Safer Shot, Inc. for the period ended, September 30, 2009, (the "Report") I, Michael Black , Treasurer of the Company, hereby certify pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Safer Shot, Inc.

Date: May 9, 2013 /s/Michael Black ------------------------------------------- Michael Black Treasurer (Accounting Officer)